Form 10-Q
period 1996-06-30
D & K WHOLESALE DRUG INC/DE/
filed 1996-08-14
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from----------------to----------------------------

Commission File No. 0-20348
                    -------

                           D & K WHOLESALE DRUG, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             43-1465483
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

             8000 MARYLAND AVENUE, SUITE 1190, ST. LOUIS, MISSOURI
                    (Address of principal executive offices)
                                     63105
                                   (Zip Code)

                                 (314) 727-3485
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     X      YES                   NO
               -------------          ------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                3,042,717
      ----------------------------            -----------------
                (class)                        (July 31, 1996)

                  D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES

                                     Index

                                                                               Page No.
                                                                               --------
Part I.  Financial Information
         ---------------------
         Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of June 30,
              1996 and March 29, 1996                                                 3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended June 30, 1996 and June 30, 1995                      4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended June 30, 1996 and June 30, 1995                      5

              Notes to Condensed Consolidated Financial Statements                  6-7

         Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  8-10

Part II. Other Information
         -----------------

         Item 6. Exhibits and Reports on Form 8-K                                    11

Part l.   Financial Information
Item 1.   Financial Statements.

                        D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                           Condensed Consolidated Balance Sheets
                                     (In thousands)
Assets                                                     June 30,               March 29,
- ------                                                      1996                    1996
                                                         -----------              ---------
                                                         (Unaudited)
Cash                                                        $1,197                  $1,947
Receivables                                                 25,760                  25,150
Inventories                                                 36,363                  39,500
Income tax receivable                                        1,430                   1,430
Other current assets                                           848                     911
                                                         -----------              ---------
     Total current assets                                   65,598                  68,938
                                                         -----------              ---------

Net property and equipment                                   5,022                   5,162

Investment in affiliated company                             3,963                   3,929
Deferred income taxes                                        1,147                   1,147
Other assets                                                   608                     723
Intangible assets                                           14,935                  15,038
                                                         -----------              ---------
          Total assets                                     $91,273                 $94,937
                                                         ===========              =========

Liabilities and Stockholders' Equity
- ------------------------------------

Current maturities of long-term debt                        $1,197                  $1,209
Accounts payable                                            35,386                  35,805
Deferred income taxes                                        3,737                   3,737
Accrued expenses                                             2,541                   2,663
                                                         -----------              ---------
     Total current liabilities                              42,861                  43,414
                                                         ===========              =========

Revolving line of credit                                    36,755                  40,000
Long-term debt, excluding current maturities                 3,180                   3,190
Other long-term liabilities                                    300                     300
                                                         -----------              ---------
          Total liabilities                                 83,096                  86,904
                                                         -----------              ---------

Stockholders' equity:
Common stock                                                    30                      30
Paid-in capital                                             11,623                  11,592
Accumulated deficit                                         (3,476)                 (3,589)
                                                         -----------              ---------
     Total stockholders' equity                              8,177                   8,033
                                                         -----------              ---------
          Total liabilities and stockholders' equity       $91,273                 $94,937
                                                         ===========              =========

               See notes to condensed consolidated financial statements.

                                                       Page 4 of 12

                        D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                                     (Unaudited)
                      (In thousands, except share and per share data)

                                                                Three Months Ended
                                                         June 30,                 June 30,
                                                           1996                     1995
                                                        -----------              ----------
Net sales                                                 $106,234                $110,463
Cost of sales                                              101,196                 105,205
                                                        -----------              ----------
     Gross profit                                            5,038                   5,258

Operating expenses                                           4,013                   4,453
                                                        -----------              ----------
     Income from operations                                  1,025                     805

Other income (expense):
Interest expense, net                                         (835)                   (824)
Other, net                                                      35                      80
                                                        -----------              ----------
                                                              (800)                   (744)
                                                        -----------              ----------

     Income before income tax  provision                       225                      61
Income tax provision                                           112                      27
                                                        -----------              ----------
     Net income                                               $113                     $34
                                                        ===========              ==========






Earnings per common share:

Primary earnings per share                                   $0.04                   $0.01
Fully diluted earnings per share                             $0.04                   $0.01


Primary common shares outstanding                        3,093,875               3,030,571
Fully diluted common shares outstanding                  3,093,875               3,030,571

               See notes to condensed consolidated financial statements.

                                                       Page 5 of 12

                        D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)
                                      (In thousands)
                                                                 Three Months Ended
                                                           June 30,                June 30,
                                                             1996                    1995
                                                          ----------              ----------
Cash flows from operating activities:
Net income                                                    $113                     $34
Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                             18                      18
Depreciation and amortization                                  393                     417
Stock option and warrant expense                                 1                      11
Equity in net income of affiliated company                     (34)                    -
(Increase) decrease in accounts receivable, net               (522)                  1,790
(Increase) decrease in inventories                           3,136                    (776)
(Increase) decrease in other current assets                     64                    (303)
Increase (decrease) in accounts payable                     (1,268)                  1,842
Increase (decrease) in accrued expenses                        726                    (982)
Other, net                                                      13                     (31)
                                                          ----------              ----------
Cash flows from operating activities                         2,640                   2,020

Cash flows from investing activities:

Purchases of property and equipment                           (152)                   (226)
                                                          ----------              ----------
Cash flows from investing activities                          (152)                   (226)

Cash flows from financing activities:

Borrowings under revolving line of credit                   69,816                  86,056
Repayments under revolving line of credit                  (73,062)                (87,690)
Payments  of long-term debt                                    -                       (25)
Payments of capital lease obligations                          (22)                    (54)
Proceeds from exercise of stock options                         30                     -
                                                          ----------              ----------
Cash flows from financing activities                        (3,238)                 (1,713)

Increase (decrease) in cash                                   (750)                     81
Cash, beginning of period                                    1,947                     843
                                                          ----------              ----------
Cash, end of period                                         $1,197                    $924
                                                          ==========              ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
     Interest                                                 $782                  $1,205
     Income taxes                                               10                     281

                        See notes to condensed financial statements.

                  D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor. From facilities in Illinois, Kentucky and Minnesota, the Company distributes a broad range of pharmaceuticals and related products to its customers in 19 states. The Company focuses primarily on a target market sector which includes independent retail, institutional, franchise and chain store pharmacies in the Midwest and Mid-South. The Company is currently operating in one business segment. The Company also owns a 50% equity interest in Pharmaceutical Buyers, Inc., a group purchasing organization with approximately 1,800 members in 49 states.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the fiscal year ended March 29, 1996 contained in the Company's 1996 Annual Report to Stockholders.

Note 2. In May 1996, the Company granted non-qualified stock options for an aggregate of 82,833 shares to certain key employees at an exercise price of $6.375 per share. The exercise price of all options granted pursuant to the 1993 Stock Option Plan was equal to the fair market value of the stock on the date of grant. Stock options granted under the plan are immediately exercisable from the date of grant and expire not later than ten years from the date of grant.

         The following sets forth a summary of the options outstanding under the Company's Long Term Incentive Plan and the 1993 Stock Option Plan:

                                                                       OPTION PRICE
                                                    NUMBER OF  ----------------------------
                                                     SHARES      PER SHARE          TOTAL
                                                    ---------  ------------        --------
                                                                                    (000'S)
               OUTSTANDING AT MARCH 29, 1996         189,197    $3.375-7.00         $1,011
               GRANTED MAY 1996                       82,833          6.375            528
               EXERCISED MAY 1996                     (8,000)  $3.375-3.875            (30)
                                                    ---------                      --------
               OUTSTANDING AT JUNE 30, 1996          264,030   $3.375-$7.00         $1,509
                                                    =========                      ========


Note 3. Primary earnings per common share are computed by dividing net income by the sum of: (1) the weighted average number of common shares outstanding during the period; and (2) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method). Fully diluted earnings per common share are computed using the components mentioned above for the primary computation with the addition of common shares issuable upon conversion of the Company's 11% convertible subordinated notes. The fully diluted computation adds back to income interest on the 11% convertible subordinated notes and deducts the income tax effect as if such notes had been converted into common stock at the beginning of the period. For the three-month periods ended June 30, 1996,and June 30, 1995 fully diluted earnings per share is antidilutive.

Note 4. The Company has buildings held for sale in Cairo, Illinois and Duluth, Minnesota. The buildings are for sale as a result of operation relocations and have June 30, 1996 carrying values of $40,000 and $561,000, respectively. The buildings are expected to be sold during fiscal year 1997.

Note 5. On July 2, 1996, the Company announced that it had been selected as the primary pharmaceutical supplier for a mail service pharmacy and prescription management company. Once operational, the Company anticipates that this account will become one of its largest customers. The agreement became effective on August 1, 1996 and will be for a base period of two years with an option by the customer to renew for a third year.

Note 6. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
          (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The standard establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the statement in the first quarter of fiscal 1997 with no impact on the consolidated financial statements of the Company.

Note 7. In June 1996, the Company entered into a lease agreement with a local developer for the development and construction of a 60,000 square foot distribution center on a 6.5-acre tract of land in Cape Girardeau, Missouri. In order to facilitate growth and other operational efficiencies, the Company intends to relocate its Cairo, Illinois operations to this new facility in December 1996 or January 1997. The term of the lease is for a period of ten years with two five-year renewal options. The Company expects the lease to be accounted for as an operating lease.

                  D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of June 30, 1996 and March 29, 1996, and in the condensed consolidated statements of operations for the three-month periods ended June 30, 1996 and June 30, 1995. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1996 Annual Report to Stockholders.

          Results of Operations:
          ---------------------

          Net Sales Net sales decreased 3.8% or $4.2 million for
          ---------
          the first quarter. Chain drug stores sales and independent pharmacies sales improved during the quarter by $3.6 million and $1.7 million, respectively. The increase in chain sales was realized primarily from increased sales to a large drug store chain and other drug store chain accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts. Franchise sales decreased by $9.5 million primarily due to the decision of a regional group of franchise pharmacies not to renew the Companys status as the groups primary supplier effective as of July 1, 1995.

          Gross Profit Gross profit decreased 4.2% to $5.0
          ------------
          million for three-month period. As a percentage of net sales, gross margin decreased from 4.8% to 4.7% for the three-month period compared to the corresponding period of the previous fiscal year. The decrease in gross margin percentage was due to the increase in the proportion of sales to lower margin chain drug store and institutional accounts.

          Operating Expenses Operating expenses decreased 9.9%
          ------------------
          or $.4 million to $4.0 million for the first quarter of fiscal 1997. As a percentage of net sales, operating expenses decreased in the recently completed quarter from 4.0% in fiscal 1996 to 3.8% in fiscal 1997. The significant decrease in operating expenses for the three-month period was attributable primarily to the Companys consolidation of the operations of NDC and KII in Minneapolis, Minnesota in fiscal year 1996. This consolidation eliminated significant duplicate overhead expenses associated with the former NDC facility. In addition, implementation of various cost cutting measures contributed to the decline of the first quarter operating expenses compared to the same period of the prior fiscal year.

          Interest Expense, Net Net interest expense decreased
          ---------------------
          1.0% or $10,000 for the first quarter of fiscal 1997. As a percentage of net sales, net interest expense increased from 0.8% to 0.9% in the quarter ended June 30, 1996. The decrease in net interest expense resulted primarily from the Company's payment of $424,000 of unsecured notes in October 1995 plus interest at prime plus 1%. Such unsecured notes were issued in October 1994 to former shareholders of NDC replacing outstanding debt obligations of NDC.

          Other, Net Other income decreased to $35,000 for the
          ----------
          three-month period ended June 30, 1996 compared to $81,000 for the corresponding period of the prior fiscal year. The decrease in other income was primarily due toreduced computer service income realized by the Company's Viking Computer Services subsidiary, compared to the corresponding period of the prior fiscal year. Income from the 50% investment in PBI was also included in the current three-month period ended June 30, 1996.

          Effects of Inflation and LIFO Accounting The effects of
          ----------------------------------------
          price inflation, measured by the excess of LIFO costs over FIFO costs, were $122,000 and $43,000 for the three months ended June 30, 1996 and 1995, respectively. The increase in LIFO charges in the recent three-month period were due primarily to the higher rate of product price inflation in the Companys pharmaceutical inventories.

          Provision for Income Taxes The Company's estimate of
          --------------------------
          the effective tax rate expected to be applicable for the full year, of 49.8%, which was applied to pretax income in the period ended June 30, 1996, was greater than the federal income tax rate of 35% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and state income taxes.

          Financial Condition:
          -------------------

          Liquidity and Capital Resources The Company's working
          -------------------------------
          capital requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                                    June 30,       March 29,
                                                      1996           1996
                                                      ----           ----
               Working capital (000's)               $22,737        $25,524
               Current ratio                       1.53 to 1      1.59 to 1
               Working capital to assets            .25 to 1       .27 to 1

     The decrease in working capital was due primarily to a decrease in cash and a $3.1 million decrease in inventory in excess the Company's increase in accounts receivable and decrease in accounts payable. The decrease in inventories was due to the consolidation of NDC and KII in fiscal 1996 and the continued working capital synergies realized from combining the two operations into one facility. Also contributing to the decrease in inventory was the depletion of seasonal purchases of inventory made prior to the end of fiscal year 1996. Such purchases were in excess of normal replenishment quantities and are typical during the December and March quarters each year.

     The Company invested $153,000 in capital assets in the three-month period ended June 30, 1996. Included in this total is a $52,000 investment in D & K FOCUS software, a PC-based information management system for Group Purchasing Organization and Chain drug store headquarters. The Company believes that its investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and ratio of expenses to net sales.

     At June 30, 1996, the revolving line of credit provided a maximum borrowing capacity of $50,000,000 plus a supplemental facility of up to $10,000,000 during the months of November through June of each year. At June 30, 1996 and March 29, 1996, the unused portion of the line of credit amounted to $6,097,000 and $3,880,000, respectively. Management believes that, together with internally generated funds, the Company's capital resources will be sufficient to meet the Company's foreseeable capital requirements.

     Approximately $1,000 has been credited to paid-in-capital during the three-month period ended June, 1996 to reflect compensation expense arising from the vesting of stock warrants. In addition, $30,000 has been credited to paid-in-capital during the three-month period as a result of employee stock options that were exercised.

                  D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES



Part II. Other Information
- -------  -----------------

Item 6. Exhibits:

     (a) Exhibit 27  -   Financial Data Schedule

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   D & K WHOLESALE DRUG, INC.





Date: August 13, 1996              By:  /s/ J. Hord Armstrong, III
      ------------------                --------------------------------
                                        J. Hord Armstrong, III
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Financial Officer)



                                   By:  /s/ Martin D. Wilson
                                        --------------------------------
                                        Martin D. Wilson
                                        President, Chief Operating
                                        Officer and Secretary