Form 10-Q
period 1996-09-30
D & K WHOLESALE DRUG INC/DE/
filed 1996-11-14
CIK 888914

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

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

                  X      YES                NO
            -------------       ------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                          3,043,717
   ----------------------------                   --------------------
            (class)                                (October 31, 1996)

                     D & K WHOLESALE DRUG, INC.  AND SUBSIDIARIES


                                       Index

                                                                        Page No.
                                                                        --------

Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of September 30,
           1996 and March 29, 1996                                          3

           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended September 30, 1996 and
           September 30, 1995                                               4

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended September 30, 1996 and September 30,
           1995                                                             5

           Notes to Condensed Consolidated Financial Statements           6-7

         Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8-11

Part II.  Other Information
          -----------------

           Item 6.  Exhibits and Reports on Form 8-K                    12-13

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                           D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets
                                          (In thousands)

               Assets                                September 30,                   March 29,
               ------                                    1996                          1996
                                                     -------------                   ---------
                                                      (Unaudited)
Cash                                                   $ 3,304                       $ 1,947
Receivables                                             29,011                        25,150
Inventories                                             35,378                        39,500
Income tax receivable                                    1,029                         1,430
Other current assets                                     1,219                           911
                                                       -------                       -------
     Total current assets                               69,941                        68,938
                                                       -------                       -------
Net property and equipment                               4,942                         5,162

Investment in affiliated company                         4,047                         3,929
Deferred income taxes                                    1,147                         1,147
Other assets                                               488                           723
Intangible assets                                       14,831                        15,038
                                                       -------                       -------
          Total assets                                 $95,396                       $94,937
                                                       =======                       =======

     Liabilities and Stockholders' Equity
     ------------------------------------

Current maturities of long-term debt                   $ 1,150                       $ 1,209
Accounts payable                                        43,259                        35,805
Deferred income taxes                                    3,737                         3,737
Accrued expenses                                         2,474                         2,663
                                                       -------                       -------
     Total current liabilities                          50,620                        43,414
                                                       -------                       -------
Revolving line of credit                                33,000                        40,000
Long-term debt, excluding current maturities             3,180                         3,190
Other long-term liabilities                                300                           300
                                                       -------                       -------
          Total liabilities                             87,100                        86,904
                                                       -------                       -------
Stockholders' equity:
Common stock                                                30                            30
Paid-in capital                                         11,687                        11,592
Accumulated deficit                                     (3,421)                       (3,589)
                                                       -------                       -------
     Total stockholders' equity                          8,296                         8,033
                                                       -------                       -------
          Total liabilities and stockholders' equity   $95,396                       $94,937
                                                       =======                       =======



                    See notes to condensed consolidated financial statements.

                                            D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Statements of Operations
                                                            (Unaudited)
                                          (In thousands, except share and per share data)

                                                             Three Months Ended                   Six Months Ended
                                                         Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                            1996              1995              1996              1995
                                                        ----------        ----------        ----------        ----------
Net sales                                                $113,721          $102,983          $219,955          $213,446
Cost of sales                                             108,895            98,125           210,090           203,331
                                                        ---------         ---------         ---------         ---------
     Gross profit                                           4,826             4,858             9,865            10,115

Operating expenses                                          4,037             4,418             8,050             8,873
                                                        ---------         ---------         ---------         ---------
     Income from operations                                   789               440             1,815             1,242

Other income (expense):
Interest expense, net                                        (770)             (819)           (1,606)           (1,642)
Other, net                                                     91               105               126               187
                                                        ---------         ---------         ---------         ---------
                                                             (679)             (714)           (1,480)           (1,455)
                                                        ---------         ---------         ---------         ---------

     Income before income tax  provision
         (benefit)                                            110              (274)              335              (213)
Income tax provision (benefit)                                 55              (131)              167              (104)
                                                        ---------         ---------         ---------         ---------
     Net income (loss)                                        $55             ($143)             $168             ($109)
                                                        =========         =========         =========         =========




Earnings per common share:

Primary earnings (loss) per share                           $0.02            ($0.05)            $0.05            ($0.04)
Fully diluted earnings (loss) per share                     $0.02            ($0.05)            $0.05            ($0.04)


Primary common shares outstanding                       3,069,958         3,041,812         3,077,917         3,036,192
Fully diluted common shares outstanding                 3,069,958         3,041,812         3,077,917         3,036,192







                                     See notes to condensed consolidated financial statements.

                                  D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                (In thousands)
                                                                                      Six Months Ended
                                                                                 Sept. 30,         Sept. 30,
                                                                                    1996              1995
                                                                                 ----------        ----------
Cash flows from operating activities:
Net income (loss)                                                                    $168             ($109)
Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:

Amortization of debt issuance costs                                                    36                36
Depreciation and amortization                                                         759               838
Stock option and warrant expense                                                        2                12
Gain from sale of assets                                                               (4)               (2)
Equity in net income of affiliated company                                           (118)              -
(Increase) decrease in accounts receivable, net                                    (3,675)            2,414
Decrease in inventories                                                             4,121             2,454
Decrease in income tax receivable                                                     403               -
Increase in other current assets                                                     (309)             (299)
Increase (decrease) in accounts payable                                             6,604              (193)
Increase (decrease) in accrued expenses                                               660              (744)
Other, net                                                                             21               (32)
                                                                                 --------          --------
Cash flows from operating activities                                                8,668             4,375

Cash flows from investing activities:

Purchases of property and equipment                                                  (336)             (593)
                                                                                 --------          --------
Cash flows from investing activities                                                 (336)             (593)

Cash flows from financing activities:

Borrowings under revolving line of credit                                         131,751           159,685
Repayments under revolving line of credit                                        (138,751)         (162,274)
Payments  of long-term debt                                                           (24)              (25)
Payments of capital lease obligations                                                 (45)             (109)
Proceeds from exercise of stock options                                                94                23
                                                                                 --------          --------
Cash flows from financing activities                                               (6,975)           (2,700)

Increase in cash                                                                    1,357             1,082
Cash, beginning of period                                                           1,947               843
                                                                                 --------          --------
Cash, end of period                                                                $3,304            $1,925
                                                                                 ========          ========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
     Interest                                                                      $1,823            $1,953
     Income taxes                                                                     164               376



                        See notes to condensed consolidated financial statements.

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

              The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and six-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

              The following sets forth a summary of the options outstanding under the Companys Long Term Incentive Plan and the 1993 Stock Option Plan:

                                                                            OPTION PRICE
                                                 NUMBER OF         ------------------------------
                                                  SHARES             PER SHARE             TOTAL
                                                 ---------         ------------           -------
                                                                                          (000'S)
 OUTSTANDING AT MARCH 29, 1996                   189,197            $3.375-7.00            $1,011
 GRANTED MAY 1996                                 82,833                  6.375               528
 EXERCISED MAY 1996                               (8,000)          $3.375-3.875               (30)
 EXERCISED AUGUST 1996                           (17,666)          $3.375-3.875               (64)
 CANCELED AUGUST 1996                            (36,666)            $5.85-7.00              (234)
                                                 -------                                   ------
 OUTSTANDING AT SEPTEMBER 30, 1996               209,698           $3.375-$7.00            $1,211
                                                 =======                                   ======

Note 3. Primary earnings (loss) per common share are computed by dividing net income by the sum of: (1) the weighted average number of common shares outstanding during the period; and (2) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method). Fully diluted earnings (loss) per common share are computed using the components mentioned above for the primary computation with the addition of common shares issuable upon conversion of the Companys 11% convertible subordinated notes. The fully diluted computation adds back to income interest on the 11% convertible subordinated notes and deducts the income tax effect as if such notes had been converted into common stock at the beginning of the period. For the three-month and six-month periods ended September 30, 1996, and September 30, 1995 fully diluted earnings (loss) per share is antidilutive.

Note 4. The Company has buildings held for sale in Cairo, Illinois and Duluth, Minnesota. The buildings are for sale as a result of relocations of operations and have September 30, 1996 carrying values of $1,000 and $558,000, respectively, and are included in net property and equipment on the condensed consolidated balance sheet. The buildings are expected to be sold during fiscal year 1997.

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

                   D & K WHOLESALE DRUG, INC.  AND SUBSIDIARIES

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

              The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 1996 and March 29, 1996, and in the condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 1996 and September 30, 1995. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1996 Annual Report to Stockholders.

              Results of Operations:
              ---------------------

              Net Sales  Net sales increased 10.4% or $10.7
              ---------
              million for the second quarter and 3.1% or $6.5 million for the six-month period. The addition of a mail-order service and prescription management customer in August 1996 accounted for increased sales of $9.4 million during the second quarter ended September 30, 1996. Chain drug stores sales and independent pharmacies sales improved by $1.1 million and $4.8 million, respectively, during the recently completed quarter. The increase in chain sales was realized primarily from increased sales to a large drug store chain and other drug store chain accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts. Second quarter franchise store sales decreased by $2.6 million primarily due to the decision of a regional group of franchise pharmacies not to renew the Companys status as the groups primary supplier effective as of July 1, 1995. Hospital sales decreased during the same period by $2.0 million primarily as a result of the loss of certain customers when the two Minnesota facilities were consolidated during fiscal 1996.

              Gross Profit  Gross profit decreased .6% to $4.8
              ------------
              million for the three-month period and 2.5% to $9.9 million for the six-month period. As a percentage of net sales, gross margin decreased from 4.7% to 4.2% for the three-month period and from 4.7% to 4.5% during the six-month period ended September 30, 1996, compared to the corresponding periods of the previous fiscal year. The decrease in gross margin percentage was due to the increase in the proportion of sales to lower margin chain drug store accounts and the sales to the new mail-order customer which yield lower gross margins percentages but generate favorable working capital benefits.

              Operating Expenses  Operating expenses decreased
              ------------------
              8.6% or $.4 million to $4.0 million for the three-month period and 9.3% or $.8 million to $8.0 million for the six-month period ended September 30, 1996, compared to the corresponding periods of the previous fiscal year. As a percentage of net sales, operating expenses decreased from 4.3% to 3.6% and from 4.2% to 3.7% for the three-month and six-month periods, respectively. The significant decrease in operating expenses for the three-month and six-month periods was attributable primarily to the Companys consolidation of the operations of Northern Drug Company (NDC) and Krelitz Industries, Inc. (KII) in Minneapolis, Minnesota in fiscal year 1996. This consolidation eliminated significant duplicate overhead expenses associated with the former NDC facility. In addition, implementation of various cost management measures contributed to the decline of the first and second quarter operating expenses compared to the same periods of the prior fiscal year.

              Interest Expense, Net  Net interest expense
              ---------------------
              decreased 5.9% or $49,000 and 2.2% or $35,000 for the three-month and six-month periods, respectively. As a percentage of net sales, net interest expense decreased from 0.8% to 0.7% for both the three-month and six-month periods, respectively. The current year decrease in interest expense resulted from overall lower borrowing rates compared to the prior year and from the working capital benefits realized from the relationship with the Company's new mail-order account. Also contributing to the decrease in net interest expense was the Company's payment of $424,000 of unsecured notes in October 1995, which had interest at prime plus 1%. Such unsecured notes were issued in October 1994 to former shareholders of NDC replacing outstanding debt obligations of NDC.

              Other, Net  Other income decreased to $91,000 for
              ----------
              the three-month period and $126,000 for the six-month period ended September 30, 1996 compared to $105,000 and $186,000 for the corresponding periods of the prior fiscal year, respectively. The decrease in other income was primarily due to reduced computer service income realized by the Company's Viking Computer Services subsidiary, compared to the corresponding periods of the prior fiscal year. Also contributing to the decrease was the realization of a $42,500 lawsuit settlement which was included in the prior year's three and six-month totals. Income from the 50% investment in Pharmaceutical Buyers, Inc. was included in the current three and six-month periods ended September 30,1996.

              Effects of Inflation and LIFO Accounting  The
              ----------------------------------------
              effects of price inflation, measured by the excess of LIFO costs over FIFO costs, were $15,000 and $63,000 for the three months ended September 30, 1996 and 1995, respectively, and $137,000 and $106,000 for the six-month periods ended September 30, 1996 and 1995, respectively. The decrease in LIFO charges in the recent three-month period was due primarily to the lower rate of product price inflation in the Company's pharmaceutical inventories as opposed to the higher rate of product price inflation experienced during the first three-month period of the current fiscal year.

              Provision for Income Taxes  The Company's estimate
              --------------------------
              of the effective tax rate expected to be applicable for the full year, of 49.8%, which was applied to pretax income in the period ended September 30, 1996, was greater than the federal income tax rate of 35% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and state income taxes.

              Financial Condition:
              -------------------

              Liquidity and Capital Resources  The Company's
              -------------------------------
              working capital requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                                          September 30,        March 29,
                                                              1996               1996
                                                              ----               ----
                        Working capital (000's)               $19,321           $25,524
                        Current ratio                       1.38 to 1         1.59 to 1
                        Working capital to assets            .20 to 1          .27 to 1

              The decrease in working capital was due primarily to a $4.1 million decrease in inventory and a $7.5 million increase in accounts payable in excess of a $1.4 million increase in cash and a $3.9 million increase in accounts receivable. The decrease in inventories was due to continued working capital synergies realized from the consolidation of NDC and KII in fiscal 1996 and the depletion of seasonal purchases of inventory made prior to the end of fiscal year 1996. The increase in accounts payable in light of the decrease in inventories corresponds to the timing of purchases and reflects the working capital benefits from the new mail-order customer as inventory for this customer is liquidated sooner than the corresponding trade accounts payable. The increase in accounts receivable was due to the increase in sales during the quarter ended September 1996.

              The Company invested $336,000 in capital assets in the six-month period ended September 30, 1996. The majority of the additions were related to either management information systems or equipment for the new Cape Girardeau, Missouri facility. The Company believes that its investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and ratio of expenses to net sales.

              At September 30, 1996, the revolving line of credit provided a maximum borrowing capacity of $50,000,000 plus a supplemental facility of up to $10,000,000 during the months of November through June of each year. At September 30, 1996 and March 29, 1996, the unused portion of the line of credit amounted to $11,768,000 and $3,880,000, respectively. Management believes that, together with internally generated funds, the Company's capital resources will be sufficient to meet the Company's foreseeable capital requirements.

              Approximately $2,000 has been credited to paid-in-capital during the six-month period ended September, 1996 to reflect compensation expense arising from the vesting of stock warrants. In addition, $94,000 has been credited to paid-in-capital during the six-month period as a result of employee stock options that were exercised.

                    D & K WHOLESALE DRUG, INC.  AND SUBSIDIARIES



Part II.  Other Information
-------   -----------------

Item 6.   Exhibits:

          27 - Financial Data Schedule

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  D & K WHOLESALE DRUG, INC.





Date: November 13, 1996           By: /s/ J.  Hord Armstrong, III
      -----------------------         --------------------------------
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