Form 10-Q
period 1996-12-31
D & K WHOLESALE DRUG INC/DE/
filed 1997-02-14
CIK 888914

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,  1996
                               ------------------

                                            OR

(  )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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

                                    X      YES                         NO
                               ------------                ------------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $.01 par value                     3,044,717
            ----------------------------             -------------------------
                     (class)                             (January 31, 1997)

                             D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES


                                                Index

                                                                         Page No.
                                                                        ----------
Part I.  Financial Information
         ---------------------

           Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of December
               31, 1996 and March 29, 1996                                      3

               Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended December 31, 1996 and
               December 31, 1995                                                4

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended December 31, 1996 and
               December 31, 1995                                                5

               Notes to Condensed Consolidated Financial Statements           6-8

           Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9-12

Part II.  Other Information
          -----------------

           Item 6.  Exhibits and Reports on Form 8-K                        13-14

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                                     D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                        Condensed Consolidated Balance Sheets
                                                     (In thousands)

                       Assets                                December 31,              March 29,
                       ------                                    1996                    1996
                                                             ------------              ---------
                                                             (Unaudited)
Cash                                                             $1,617                  $1,947
Receivables                                                      32,294                  25,150
Inventories                                                      52,197                  39,500
Income tax receivable                                             1,029                   1,430
Other current assets                                              1,252                     911
                                                             ----------              ----------
     Total current assets                                        88,389                  68,938
                                                             ----------              ----------

Net property and equipment                                        6,142                   5,162

Investment in affiliated company                                  4,208                   3,929
Deferred income taxes                                             1,147                   1,147
Other assets                                                        421                     723
Intangible assets                                                14,728                  15,038
                                                             ----------              ----------
          Total assets                                         $115,035                 $94,937
                                                             ==========              ==========

           Liabilities and Stockholders' Equity
           ------------------------------------

Current maturities of long-term debt                             $2,870                  $1,209
Accounts payable                                                 45,041                  35,805
Accrued expenses                                                  2,733                   2,663
Deferred income taxes                                             3,737                   3,737
                                                             ----------              ----------
     Total current liabilities                                   54,381                  43,414
                                                             ----------              ----------

Revolving line of credit                                         50,040                  40,000
Long-term debt, excluding current maturities                      1,823                   3,190
Other long-term liabilities                                         300                     300
                                                             ----------              ----------
          Total liabilities                                     106,544                  86,904
                                                             ----------              ----------

Stockholders' equity:
Common stock                                                         30                      30
Paid-in capital                                                  11,688                  11,592
Accumulated deficit                                              (3,227)                 (3,589)
                                                             ----------              ----------
     Total stockholders' equity                                   8,491                   8,033
                                                             ----------              ----------
          Total liabilities and stockholders' equity           $115,035                 $94,937
                                                             ==========              ==========



                      See notes to condensed consolidated financial statements.

                                           D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                         Condensed Consolidated Statements of Operations
                                                          (Unaudited)
                                         (In thousands, except share and per share data)

                                                     Three Months Ended                              Nine Months Ended
                                              Dec. 31,                Dec. 31,                Dec. 31,                Dec. 31,
                                               1996                    1995                    1996                    1995
                                          --------------          --------------          --------------          --------------
Net sales                                    $130,555                $108,268                $350,510                $321,715
Cost of sales                                 125,314                 103,462                 335,404                 306,793
                                          --------------          --------------          --------------          --------------
     Gross profit                               5,241                   4,806                  15,106                  14,922

Operating expenses                              4,205                   4,075                  12,256                  12,949
                                          --------------          --------------          --------------          --------------
     Income from operations                     1,036                     731                   2,850                   1,973

Other income (expense):
Interest expense, net                            (805)                   (799)                 (2,410)                 (2,440)
Other, net                                        154                      82                     280                     268
                                          --------------          --------------          --------------          --------------
                                                 (651)                   (717)                 (2,130)                 (2,172)
                                          --------------          --------------          --------------          --------------

     Income before income tax  provision
         (benefit)                                385                      14                     720                    (199)
Income tax provision (benefit)                    191                     (15)                    358                    (119)
                                          --------------          --------------          --------------          --------------
     Net income (loss)                           $194                     $29                    $362                    ($80)
                                          ==============          ==============          ==============          ==============



Earnings per common share:

Primary earnings (loss) per share               $0.06                   $0.01                   $0.12                  ($0.03)
Fully diluted earnings (loss) per share         $0.06                   $0.01                   $0.12                  ($0.03)


Primary common shares outstanding           3,050,938               3,051,152               3,080,555               3,040,056
Fully diluted common shares outstanding     3,050,938               3,051,152               3,080,555               3,040,056




                                 See notes to condensed consolidated financial statements.

                                                                   Page 5 of 14

                                          D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                        Condensed Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                       (In thousands)
                                                                        Nine Months Ended
                                                                Dec. 31,                Dec. 31,
                                                                  1996                    1995
                                                             --------------          --------------
Cash flows from operating activities:
Net income (loss)                                                  $362                    ($80)
Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:

Amortization of debt issuance costs                                  53                      53
Depreciation and amortization                                     1,129                   1,283
Stock option and warrant expense                                      2                      14
Gain from sale of assets                                             (5)                     (2)
Equity in net income of affiliated company                         (279)                    (26)
(Increase) decrease in accounts receivable, net                  (6,876)                  1,601
(Increase) in inventories                                       (12,697)                 (4,969)
Decrease in income tax receivable                                   403                       -
Increase in other current assets                                   (342)                   (323)
Increase in accounts payable                                      8,386                   7,992
Increase (decrease) in accrued expenses                             918                  (1,661)
Other, net                                                           (7)                   (147)
                                                             ------------            ------------
Cash flows from operating activities                             (8,953)                  3,735

Cash flows from investing activities:

Investment in affiliated company                                      -                  (3,841)
Purchases of property and equipment                              (1,806)                   (728)
                                                             ------------            ------------
Cash flows from investing activities                             (1,806)                 (4,569)

Cash flows from financing activities:

Borrowings under revolving line of credit                       218,178                 231,942
Repayments under revolving line of credit                      (208,138)               (228,968)
Proceeds from equipment loan                                      1,495                       -
Payments  of long-term debt                                      (1,132)                 (1,563)
Payments of capital lease obligations                               (68)                   (158)
Proceeds from exercise of stock options                              94                      26
                                                             ------------            ------------
Cash flows from financing activities                             10,429                   1,279

Increase in cash                                                   (330)                    445
Cash, beginning of period                                         1,947                     843
                                                             ------------            ------------
Cash, end of period                                              $1,617                  $1,288
                                                             ============            ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
     Interest                                                    $2,740                  $2,999
     Income taxes                                                   212                     425




                    See notes to condensed consolidated financial statements.

                   D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor. From facilities in Missouri, Kentucky and Minnesota, the Company distributes a broad range of pharmaceuticals and related products to its customers in 19 states. The Company focuses primarily on a target market sector which includes independent retail, institutional, mail-order, franchise and chain store pharmacies in the Midwest and Mid-South. The
         Company is currently operating in one business segment. The Company also owns a 50% equity interest in Pharmaceutical
         Buyers, Inc., a group purchasing organization with approximately 1,800 members in 49 states.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the fiscal year ended March 29, 1996 contained in the Company's 1996 Annual Report to Stockholders.

Note 2. In May 1996, under the provisions of its 1993 Stock Option Plan, the Company granted non-qualified stock options for an aggregate of 82,833 shares of common stock to certain key employees at an exercise price of $6.375 per share. The exercise price of all options granted pursuant to the 1993 Stock Option Plan was equal to the fair market value of the stock on the date of grant. Stock options granted under the plan are immediately exercisable from the date of grant and expire not later than ten years from the date of grant.

         The following sets forth a summary of the options outstanding under the Company's Long Term Incentive Plan and the 1993 Stock Option
         Plan:

                                                                                   OPTION PRICE
                                                   NUMBER OF          ------------------------------------
                                                    SHARES                PER SHARE               TOTAL
                                                 ------------         -----------------        -----------
         OUTSTANDING AT MARCH 29, 1996              189,197              $3.375-7.00             $1,011
         GRANTED MAY 1996                            82,833                   $6.375                528
         EXERCISED MAY 1996                          (8,000)            $3.375-3.875                (30)
         EXERCISED AUGUST 1996                      (17,666)            $3.375-3.875                (64)
         CANCELED AUGUST 1996                       (36,666)              $5.85-7.00               (234)
         CANCELED OCTOBER 1996                      (27,499)            $6.375-$7.00               (187)
         CANCELED DECEMBER 1996                     (17,000)                  $6.375               (108)
                                                 -------------                                 -----------
         OUTSTANDING AT DECEMBER 31, 1996           165,199                                        $916
                                                 =============                                 ===========

Note 3. Primary earnings (loss) per common share are computed by dividing net income by the sum of: (1) the weighted average number of common shares outstanding during the period; and (2) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method). Fully diluted earnings (loss) per common share are computed using the components mentioned above for the primary computation with the addition of common shares issuable upon conversion of the Company's 11% convertible subordinated notes. The fully diluted computation adds back to income interest on the 11% convertible subordinated notes and deducts the related income tax effect as if such notes had been converted into common stock at the beginning of the period. For the three-month and nine-month periods ended December 31, 1996 and 1995, fully diluted earnings
         (loss) per share was substantially equivalent to primary earnings (loss) per share.

Note 4. The Company has buildings held for sale in Cairo, Illinois and Duluth, Minnesota. The buildings are for sale as a result of relocations of operations. At December 31, 1996, the Cairo facility is fully depreciated while the Duluth building has a $558,000 carrying value. Both buildings are included in net property and equipment on the condensed consolidated balance sheet. The buildings are expected to be sold during calendar year 1997.

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

Note 6. In June 1996, the Company entered into an operating lease agreement with a local developer for the development and construction of a 60,000 square foot distribution center on a 6.5-acre tract of land in Cape Girardeau, Missouri. In order to facilitate growth and other operational efficiencies, the Company relocated its Cairo, Illinois operations to this new facility in December 1996. The term of the lease is for a period of ten years with two five-year renewal options.

Note 7. In December 1996, the Company entered into a $1,495,000 loan agreement with Magna Bank ("Magna loan"), under the Missouri First Linked Deposit Job Creation Program. The proceeds of the loan were used for various equipment additions and leasehold improvements at the Company's new Cape Girardeau, Missouri facility. For the first year of the agreement, the Magna loan bears interest at the State Deposit Rate as determined by the State of Missouri plus 3% (5.95% at December 31, 1996). In addition, unless certain conditions are met by the Company at the end of the first year of the agreement, the Magna loan interest rate will become prime plus one-half percent. The Magna loan requires monthly interest payments for the first year of the agreement but may require monthly principal and interest payments after that time until maturity unless certain conditions are met by the Company.

                    D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of December 31, 1996 and March 29, 1996, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 1996 and December 31, 1995, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1996 Annual Report to Stockholders.

         Results of Operations:
         ---------------------

         Net Sales  Net sales increased  20.6% or $22.3 million for
         ---------
         the third quarter of fiscal 1997 ended December 31, 1996. During the most recent three month period, mail-order sales increased $15.2 million due to the addition of a mail-order service and prescription management customer in August 1996 while chain drug sales and independent pharmacy sales improved by $2.2 million and $6.5 million, respectively, during the recently completed quarter. The increase in chain sales was realized primarily from increased sales to a large drug store chain and other drug store chain accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts. Third quarter franchise store sales decreased by $1.2 million. Hospital sales decreased during the same period by $.4 million.

         Net sales increased 9.0% or $28.8 million for the nine-month period ended December 31, 1996. The addition of the mail-order service and prescription management customer accounted for increased sales of $24.7 million during the nine-month period ended December 31, 1996. During the same period, chain drug sales and independent pharmacy sales improved by $6.9 million and $13.0 million, respectively. Increased sales to a large drug store chain and other drug store chains accounted for the chain drug sales improvement, while the independent pharmacy sales increase was realized from new and existing retail accounts. Franchise store sales decrease by $13.3 million during the nine-months ended December 31, 1996 primarily due to the decision of a regional group of franchise pharmacies not to renew the Company's status as the group's primary supplier effective as of July 1, 1995. Hospital sales decreased during the same period by $2.5 million primarily as a result of the loss of certain customers when the Company's two Minnesota facilities were consolidated during fiscal 1996.

         Gross Profit  Gross profit increased 9.1% to $5.2 million
         ------------
         for the most recent three-month period and increased 1.2% to $15.1 million for the nine-month period ended December
         31, 1996. As a percentage of net sales, gross margin decreased from 4.4% to 4.0% for the most recent three-month period and decreased from 4.6% to 4.3% during the nine-month period ended December 31, 1996, compared to the corresponding periods of the previous fiscal year. The decrease in gross margin percentage was due to the increase in the proportion of sales to lower margin chain drug store accounts and the sales to the new mail-order customer which yield lower gross margin percentages but generate favorable working capital benefits which reduce the Company's borrowing costs.

         Operating Expenses   Operating expenses increased 3.2% or
         ------------------
         $0.1 million to $4.2 million for the most recent three-month period and decreased 5.4% or $0.7 million to $12.2 million for the nine-month period ended December 31, 1996, compared to the corresponding periods of the previous fiscal year.
         As a percentage of net sales, operating expenses decreased from 3.8% to 3.2% and from 4.0% to 3.5% for the three-month and nine-month periods, respectively. The modest increase in operating expenses for the most recent three-month period resulted primarily from the additional costs associated with the increased sales activity at the Lexington warehouse and expenses related to the relocation of the Cairo facility. The operating expense decrease for the nine-month period ended December 31, 1996 was primarily attributable to the Company's consolidation of the operations of Northern Drug Company (NDC) and Krelitz Industries, Inc. (KII) in Minneapolis, Minnesota in fiscal 1996. This consolidation eliminated significant duplicate overhead expenses associated with the former NDC facility. In addition, implementation of various cost management measures contributed to the decline of operating expenses during the nine-month period ended December 31, 1996 compared to the same period of the prior fiscal year.

         Interest Expense, Net  Net interest expense increased 0.8%
         ---------------------
         or $6,000 and decreased 1.2% or $30,000, respectively, for the three-month and nine-month periods ended December 31, 1996. As a percentage of net sales, net interest expense decreased from 0.7% to 0.6% for the most recent three-month period and from 0.8% to 0.7% for the nine-month period ended December 31, 1996. The increase in net interest expense during the most recent three-month period was primarily the result of reductions of interest income in excess of the reductions of interest expense. For the nine months ended December 31, 1996, the decrease in net interest expense was primarily the result of the reduction of interest expense in excess of the reduction of interest income. The decrease in interest expense for both the three and nine-month periods ended December 31, 1996 was primarily the result of the December 1995 scheduled principal payment to the Company's subordinated note holder and a slight reduction in the interest rates on the Company's revolving line of credit.

         Other, Net  Other income, net increased to $154,000 for the
         ----------
         most recent three-month period and increased to $280,000 for the nine-month period ended December 31, 1996, compared to $82,000 and $268,000, respectively, for the corresponding periods in the prior fiscal year. The increase in other income, net for the most recent three and nine-month periods was primarily due to the inclusion of the Company's 50% equity interest in the net earnings of Pharmaceutical Buyers, Inc. (PBI) in its condensed consolidated statements of operations for the entire periods. The corresponding periods in the prior fiscal year only included the Company's portion of the net earnings of PBI for the month of December 1995 since the Company's investment in PBI was made on November 30, 1995. The increase in other income, net for the three and nine-month periods ended December 31, 1996 was partially offset by reduced computer services income realized by Viking Computer Services Inc., a wholly-owned subsidiary, compared to the corresponding periods in the prior fiscal year.

         Effects of Inflation and LIFO Accounting  The effects of price
         ----------------------------------------
         inflation, measured by the excess of LIFO costs over FIFO costs, were $261,000 and $311,000, respectively, for the three months ended December 31, 1996 and 1995, and $398,000 and $417,000, respectively, for the nine-month periods ended December 31, 1996 and 1995. The decrease in the provision for LIFO in the three-month and nine-month periods ended December 31, 1996 was due primarily to the lower rate of product price inflation experienced in the Company's pharmaceutical inventories.

         Provision for Income Taxes  The Company's effective income tax rate of
         --------------------------
         49.8%, which was applied to pretax income in the period ended December 31, 1996, is the rate expected to be applicable for the full fiscal year of 1997. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and the effect of state income taxes.

         Financial Condition:
         -------------------

         Liquidity and Capital Resources  The Company's working capital
         -------------------------------
         requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                                                December 31,             March 29,
                                                                   1996                    1996
                                                                   ----                    ----
         Working capital (000's)                                   $34,008                 $25,524
         Current ratio                                           1.63 to 1               1.59 to 1
         Working capital to assets                                .30 to 1                .27 to 1

         The increase in working capital in the current nine-month period was due to increases in accounts receivable and inventories of $7.1 million and $12.7 million, respectively, which were in excess of increases in accounts payable and current maturities of long-term debt of $9.2 million and $1.7 million, respectively. The increase in accounts receivable was due to a significant increase in net sales during the quarter ended December 31, 1996. The increases in inventories and accounts payable were due to a planned seasonal build-up of inventory levels occurring throughout the latter part of the quarter which allow the Company to take advantage of buying opportunities as suppliers' price increases typically occur in the beginning of the calendar year. In addition, inventory levels also increased due to the Company's relocation to the new Cape Girardeau, Missouri facility during the latter part of the most recent three-month period. The increase in current maturities of long-term debt reflects the reclassification to current liabilities of the $1,750,000 11% convertible subordinated note due on December 29, 1997.

         The Company invested $1,806,000 in capital assets in the nine-month period ended December 31, 1996. Equipment additions and leasehold improvements for the new Cape Girardeau, Missouri facility accounted for $1,304,000 of this total and were financed by the $1,495,000 Magna loan. The majority of the remaining additions were related to management information systems enhancements. The Company believes that its investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

         At December 31, 1996, the revolving line of credit provided a maximum borrowing capacity of $60,000,000 which includes a supplemental facility of up to $10,000,000 during the months of November through June of each year. At
         December 31, 1996 and March 29, 1996, the unused portion of the line of credit amounted to $7,307,000 and $3,880,000, respectively. Management believes that, together with internally generated funds, the Company's capital resources will be sufficient to meet the Company's foreseeable capital requirements.

         Approximately $2,000 has been credited to paid-in-capital during the nine-month period ended December 31, 1996 to reflect compensation expense arising from the vesting of stock warrants. In addition, $94,000 has been credited to paid-in-capital during the nine-month period as a result of employee stock options that were exercised.

                      D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES



Part II.  Other Information
-------   -----------------

Item 6.  Exhibits and Reports on Form 8-K:

         27 - Financial Data Schedule

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       D & K WHOLESALE DRUG, INC.



Date:  February 13, 1997               By:  /s/ J. Hord Armstrong, III
     -------------------------              ----------------------------------
                                             J. Hord Armstrong, III
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Financial Officer)


                                       By:  /s/ Daniel E. Kreher
                                            ----------------------------------
                                             Daniel E. Kreher
                                             Vice President
                                             Finance and Administration