Form 10-K405
period 1997-03-28
D & K WHOLESALE DRUG INC/DE/
filed 1997-06-26
CIK 888914

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended March 28, 1997         Commission File Number 0-20348

                              D & K WHOLESALE DRUG, INC.
               (Exact name of registrant as specified in its charter)

                Delaware                                  43-1464583
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

8000 Maryland Avenue, Suite 1190, St. Louis, Missouri       63105
       (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (314) 727-3485

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to       Common Stock, par value $.01
  Section 12(g) of the Act:                 (Title of Class)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No      .
                                                    -----      -----
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $11,833,668 as of June 25, 1997.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of June 25, 1997, 3,056,217 shares of Common Stock, par value $.01, were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference in the Part of this report indicated below:

Part III - Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders

                              PART I

Item 1.     Business
------      --------

GENERAL

      D & K Wholesale Drug, Inc. is a regional wholesale distributor of pharmaceutical and related health care products. From its facilities in Cape Girardeau, Missouri, Lexington, Kentucky and Minneapolis, Minnesota, the Company distributes a broad range of pharmaceuticals, health and beauty aids and related products to its customers in 20 states in the Midwest and South. The Company's customer base includes independent drug stores, chain drug companies, hospitals, alternate site care facilities and organizations specializing in managed care. Through its wholly owned Viking Computer Services subsidiary, D & K offers SCRIPTMASTER, a sophisticated pharmacy systems software product. The Company also owns a 50% equity interest in Pharmaceutical Buyers, Inc. ("PBI"), a leading alternate site group purchasing organization ("GPO").

      The Company was organized under the Delaware General Corporation Law in December 1987 by J. Hord Armstrong, III, the Chairman and Chief Executive Officer of the Company, and another individual to acquire Delta Wholesale Drug, Inc. ("Delta") and W. Kelly Company ("Kelly"). Delta and Kelly were merged into the Company in April 1993. The Company completed the initial public offering of its common stock in September 1992. Unless the context otherwise indicates, references to the "Company" refer to D & K Wholesale Drug, Inc. and its present and former subsidiaries.

      During fiscal 1997, approximately 46.6% of the Company's net sales were to independent pharmacies and approximately 27.4% of the Company's net sales were to franchisee-operated pharmacies and chain drug stores. Although the number of independent pharmacies and regional drug store chains has decreased over the past several years, the Company believes that these retailers remain an important segment of the retail drug market, especially in many of the communities served by the Company.

      Building upon its strength with independent and chain drug pharmacies, the Company is actively involved in expanding the Company's business with customers in the hospital, clinic and managed care market sectors. The Company's marketing program to customers in each of these sectors emphasizes customers benefits of the Company's cost competitiveness and advanced systems, such as the Company's PARTNERS and FOCUS software programs for pharmacies and its proprietary RESOURCE(TM) software system which enables hospitals and managed care organizations, as well as retailers, to order electronically, obtain the best price available, maintain contract compliance and better manage their purchasing functions.

      During fiscal 1996, the Company completed the consolidation of the operations of its Northern Drug Company ("Northern") and Krelitz Industries, Inc. ("Krelitz") subsidiaries. Northern formally served customers consisting of independent and retail chain pharmacies, hospitals, and managed care facilities in Minnesota, Wisconsin and the Upper Peninsula of Michigan. Krelitz, which is headquartered in Minneapolis, Minnesota and operates as Twin City Wholesale Drug Company, is a wholesale drug distributor to hospitals, clinics, group purchasing organizations, chain and independent pharmacies, and other retail outlets throughout the Upper Midwest. Additionally, Krelitz's wholly owned Viking Computer Services subsidiary provides computerized order entry, inventory control, pharmacy prescription disbursement and third party pay processing systems to pharmaceutical customers. The Company believes that combining the operations of Northern and Krelitz has strengthened its position in the Upper Midwest by cost-effectively offering its customers enhanced service and competitively priced products. The Company also believes that it is continuing to attain operating leverage from the Northern and Krelitz acquisitions as it more completely integrates the purchased operations into D & K's systems, and as D & K's management further implements improvements in the effectiveness and efficiency of operations.

      In fiscal 1996, the Company completed the purchase of 50% of the capital stock of PBI, a Colorado-based GPO. Pursuant to the transaction, the Company acquired 50% of the voting and nonvoting common stock of PBI for $3.75 million in cash. PBI acts as an intermediary, consolidating its members' buying power and negotiating volume discounts. PBI is one of the largest pharmaceutical group purchasing organizations in the United States, with over 2,200 members in 50 states, the District of Columbia and Puerto Rico. PBI's members include long-term care facilities, home infusion providers and medical equipment distributors. In March 1997, the Company received a cash dividend of $300,000 from PBI.

      In June 1996, the Company entered into an operating lease agreement for the development and construction of a 66,000 square foot distribution center on a 6.5 acre tract of land in Cape Girardeau, Missouri. In order to facilitate growth and other operational efficiencies, the Company relocated its Cairo, Illinois operation to the new facility in December 1996. The term of the lease is for a period of ten years with two five-year renewal options.

      In July 1996, the Company announced that it had been selected as the primary pharmaceutical supplier for a mail order service and prescription management company. The agreement became effective on August 1, 1996 and will be for a base period of two years with an option by the customer to renew for a third year. Sales to this customer in fiscal 1997 totaled $41.4 million, or 8.6% of net sales, and it currently represents the Company's second largest single customer.

CUSTOMERS AND MARKETS

      The Company's customer base consists of approximately 1,000 customers, including independent and franchise pharmacies, regional drug store chains, hospitals, managed care organizations and other alternate site care facilities. During the past three years, the sales have been derived principally from independent and franchise-operated pharmacies and regional drug store chains. During fiscal 1997, approximately 46.6% of the Company's net sales were to independent pharmacies; approximately 27.4% of the Company's net sales were to franchisee-operated pharmacies and drug store chains, of which 19.6% represented net sales to one drug store chain. Sales to hospitals and managed care organizations represented 17.4% of the Company's net sales during fiscal 1997. Sales to a mail order and prescription management company represented approximately 8.6% of fiscal 1997 net sales. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's ten largest customers accounted for approximately 47.2% of total net sales during fiscal 1997. The following table sets forth the Company's sales mix by customer segment.


                                                                  Net Sales
                                  --------------------------------------------------------------------
                                                             Fiscal Years Ended
                                  --------------------------------------------------------------------
                                       March 28, 1997         March 29, 1996         March 31, 1995
                                       --------------         --------------         --------------
                                   Amount       Percent    Amount       Percent    Amount      Percent
                                   ------       -------    ------       -------    ------      -------
                                                             (in thousands)
Independent pharmacies            $222,978        46.6%   $206,617        48.7%   $152,488        47.6%
Franchise and chain drug stores    131,343        27.4     134,427        31.7     129,153        40.4
Hospitals and managed care          83,086        17.4      83,472        19.6      32,497        10.2
Mail order                          41,387         8.6          11          --       5,820         1.8
                                  --------------------------------------------------------------------
Total                             $478,794       100.0%   $424,527       100.0%   $319,958       100.0%
                                  ====================================================================

In view of its expanding customer base, the Company expects that the trend in its mix of revenues toward hospitals, managed care organizations and alternate site care providers will continue in fiscal 1998.

SALES AND MARKETING

      The Company's marketing efforts are focused on increasing its number of primary supplier relationships with drug retailers and on offering hospitals and managed care organizations competitive pricing and value-added services. The Company emphasizes frequent personal interaction of its sales force with customers so that the customer comes to rely on the Company's dependability, responsiveness, accuracy of order filling and breadth of product line. The Company offers its PARTNERS and FOCUS software programs for pharmacies and its proprietary RESOURCE(TM) software system which enables hospitals and managed care organizations, as well as retailers, to order electronically, obtain best price available, maintain formulary compliance and better manage their purchasing functions. The Company maintains a sophisticated telephone service department which interfaces with customers to answer questions and solve problems. The Company believes that its customer service department is a key element in its marketing program given the expanding use of electronic data entry by customers.

      The Company's marketing program also targets larger drug store chains, franchise pharmacies, hospital groups and managed care organizations. The Company's senior management is actively involved in developing opportunities to expand the Company's business with customers in each of these sectors, including the preparation of proposals which highlight customer benefits of the Company's cost-competitiveness and advanced systems.

      The Company continually attempts to identify new customers within its service territory who are likely to perceive the benefits of the Company's services. In the retail pharmacy sector, the Company's marketing program emphasizes educating the pharmacist on how to enhance customer relationships and maximize profits.

      As of March 28, 1997, the Company had approximately 18 sales representatives. Its sales program includes continual training to improve customer service and provide the skills and resources necessary to increase business with existing customers and establish new customer relationships. The Company also utilizes a team selling program to generate additional revenues from existing customers.

PRODUCTS AND SERVICES

      The Company continuously seeks to improve the depth and breadth of its product line. Although sales tend to be concentrated among a relatively small number of stock keeping units ("SKU's"), the Company is a primary supplier which can provide immediate, reliable delivery of all its products. The Company's product line consists of more than 25,000 SKU's. The product line includes branded pharmaceuticals, multi-source generics, private label products, repackaged pharmaceutical products and over-the-counter health and beauty aids.

      The Company strives to offer services which enhance the operating efficiencies of its customers and assist them in competing effectively. Principal elements in the Company's service offerings to its customers include its proprietary RESOURCE software system which enables customers to better manage their purchasing functions, the Company's PARTNERS software program which helps pharmacies statistically coordinate product demand and supply more efficiently, and the Company's FOCUS software which is a group contract management and reporting system. Services offered to retail pharmacies include: retail merchandising, inventory management systems, electronic order entry, planogramming, shelf labels and price stickers, private label products, monthly feature promotions, home health care marketing programs, store layout assistance, business management reports, pharmacy computer systems and monthly catalogs. In addition, the Company offers new product introduction programs, point-of-sale materials, calendars, blood pressure testing units, trial size programs, automatic new product distribution, rack jobbing, store fixturing and retail employee training programs.

      The Company maintains a promotional and advertising support program under the "Rx-tra" Values, "Med Plus" and "Source" names, pursuant to which it plans and coordinates cooperative advertising programs for participating independent drug stores and provides for the availability of various promotional products.

      In addition to offering its RESOURCE software system, the Company's Viking Computer Services subsidiary licenses its SCRIPTMASTER proprietary pharmacy computer service system to more than 200 pharmacies.

OPERATIONS

      All of the Company's distribution centers have data processing systems and appropriate materials handling equipment for receiving, storing and distributing large quantities and varieties of products. The Company will continue to seek to improve its warehouse automation technologies to maximize its operational efficiencies on a cost-effective basis. Upon receipt of the customer's order at a distribution center, the Company's warehouse-management system produces a "picking document" containing product selection, loading and truck routing information. The system also provides customized price information (geared to each customer's local market) or individual package price stickers to accompany each shipment to facilitate the customer's pricing of the items. Virtually all items ordered from the Company's distribution centers are available and shipped by the Company within 24 hours after the orders are placed. Orders are delivered to customers by the Company's fleet of trucks and vans or by contract carriers.

PURCHASING AND INVENTORY CONTROL

      The Company utilizes a sophisticated inventory-control and forward-buying software of a type used by several large companies in the drug wholesaling industry. The software perpetually tracks the Company's inventory, analyzes demand history, projects future demand and analyzes forward-buying opportunities. The Company's system eliminates the manual ordering process, allows for automatic inventory replenishment and identifies buying opportunities, all of which benefit profit margins. The system also improves the Company's fill rate and enhances inventory management and control. The Company's software combines customer order entry and order processing with sales history and the inventory control function, providing inventory movement reports on a monthly basis and further assisting customers with their inventory control.

      The Company has supply agreements with substantially all leading manufacturers for the wholesale purchase of pharmaceuticals and other products. During fiscal 1997, the Company's ten largest suppliers accounted for approximately 45% (by dollar volume) of the Company's purchases. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The loss of a contract with a principal supplier could adversely affect the Company's business because many suppliers are the sole manufacturers of certain pharmaceuticals under their exclusive patents. To continue serving its customers, the Company would have to purchase these patented pharmaceuticals from other distributors on less favorable terms. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of the supplier's products in inventory. The majority of contracts with suppliers are terminable upon 30 days' notice by either party. The Company believes that its relationships with its suppliers are good.

COMPETITION

      The wholesale distribution of pharmaceuticals, health and beauty aids, and other healthcare products is highly competitive, with national and regional distributors competing primarily on the basis of service and price. Other competitive factors include delivery service, credit terms, breadth of product line, customer support and merchandising and marketing programs. The Company competes with large, national distributors such as McKesson Corporation, Bergen Brunswig Corporation, Cardinal Health, Inc., Bindley-Western Industries, Inc. and AmeriSource Health Corporation, as well as with local and regional wholesalers, manufacturers and mail order and specialty distributors. Certain of the Company's competitors have significantly greater financial and marketing resources than the Company.

SEASONALITY

      The Company's business has been subject to slight seasonal selling patterns. In particular, pharmaceuticals sales tend to increase during the fall and winter months due to greater incidence of colds and flu.

REGULATORY MATTERS

      The Company, as a distributor of certain controlled substances and prescription pharmaceuticals, is required to register with and obtain licenses and permits from certain federal and state agencies and must comply with operating and security measures prescribed by such agencies. The Company is also subject to the 1987 Prescription Drug Marketing Act, an amendment to the federal Food, Drug and Cosmetic Act, which regulates certain conditions pertaining to the purchase and distribution of prescription pharmaceuticals. The Company believes that it is in substantial compliance with all federal and state statutes and regulations concerning its activities. There can be no assurance that future changes in applicable laws or regulations will not have an adverse effect on the Company's business.

EMPLOYEES

      As of June 1, 1997, the Company employed 234 persons, of which 217 were full-time employees. Of its part-time employees, 17 were substitute drivers. Approximately 25 of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

Item 2.     Properties
------      ----------

      The Company conducts its business from a total of eight office, warehouse and depot facilities. The primary facilities used by the Company are three distribution facilities, located in Cape Girardeau, Missouri, Lexington, Kentucky and Minneapolis, Minnesota.

      The Company's Cape Girardeau distribution facility is leased under an operating lease and contains an aggregate of 66,000 square feet and houses both administrative and operational functions. The Lexington distribution facility is owned by the Company and contains an aggregate of 37,500 square feet of both administrative and operational space. The Minneapolis, Minnesota distribution facility is owned by the Company and contains 63,000 square feet of both administrative and operational space. The Company also previously owned a building in Duluth, Minnesota with approximately 46,000 square feet of space and which formerly housed the Company's Duluth distribution facility. The Company sold this property on June 2, 1997 for cash proceeds of approximately $950,000.

      The Company formerly leased its executive offices, consisting of approximately 1,000 square feet, from an affiliated party at rates considered competitive. In July 1997, the Company will be relocating its executive offices to 8000 Maryland Avenue, Suite 920, St. Louis, Missouri 63105. The Company also leases from non-affiliated parties four satellite transfer depots ranging from approximately 1,500 to 3,800 square feet, in Missouri, Iowa, Tennessee and Kentucky.

      The Company believes its principal facilities are adequate to support its present business plans.

Item 3.     Legal Proceedings
------      -----------------

      In a first amended petition filed on September 1, 1995, Krelitz and Northern were added as defendants in an action captioned Salk Drug Co., Inc.,
                                                         --------------------
et. al. v. Abbott Laboratories, et. al. pending in the District Court, Fourth
---------------------------------------
Judicial District of Hennepin County, Minnesota. The plaintiffs, Salk Drug Co., Inc. and two other independent pharmacies, brought this class action on behalf of themselves and all other similarly situated independent pharmacies in the State of Minnesota. The complaint alleges a conspiracy among pharmaceutical manufacturers and wholesalers in violation of Minnesota statutes prohibiting price discrimination and restraint of trade with respect to the pricing and sale of pharmaceutical products to pharmacies. The complaint seeks injunctive relief and treble damages. On June 10, 1996, the court in this action dismissed the plaintiff's conspiracy claims, but did not dismiss the plaintiffs' Minnesota state law claim. Similar actions (in which neither Krelitz nor Northern were named as a defendant), are pending in other states and federal courts against the same manufacturers and other wholesalers. The Company intends to defend this action vigorously and does not expect that this lawsuit will have a material adverse effect on the Company's financial position or results of operations.

      The Company is currently a party to an arbitration with Central States, Southeast and Southwest Areas Pension Plan (the "Plan"). This matter involves an assessment of withdrawal liability issued by the Plan as a result of the closing of the Duluth, Minnesota facility of Northern Drug Company, a subsidiary of the Company. Certain employees at this facility were covered by a collective bargaining agreement which required contributions to the Plan. Under Title IV of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), an employer who permanently ceases to have an obligation to contribute to the Plan is liable to the Plan for a certain share (determined according to a statutory formula) of the Plan's unfunded vested benefits.
An employer may contest the validity and/or amount of the assessment, but is required to make interim payments on the assessment while contesting the matter.

      By letter dated April 26, 1996, the Plan advised that (by reason of the closing of the Duluth facility) the Company had completely withdrawn from the Plan within the meaning of Title IV of ERISA and was being assessed $414,920, due and payable in 33.71 monthly installments of $13,282 starting June 1, 1996.

      The Company has contested this assessment and submitted the claim to arbitration. The matter is now pending before the arbitrator, but no hearing date has been set. The principal issues are the date of withdrawal (calendar 1994 or 1995) and whether the Company should receive credit against the assessment for approximately $110,000 in contributions made after the alleged December 31, 1994 withdrawal. The likely outcome of this matter cannot be readily determined at this time. The Company intends to defend this matter vigorously and does not expect that the outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations.

      Except as described, no material legal proceedings are pending against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
------      ---------------------------------------------------

      The Company did not submit any matters to a vote of its security holders during the quarter ended March 28, 1997.

Item 4A.    Executive Officers of the Registrant
-------     ------------------------------------

      The name, age and position of each of the executive officers of the Company is set forth below:

      J. Hord Armstrong, III, 56, has served as the Chairman of the Board, Chief Executive Officer and Treasurer of the Company and as a director of the Company since December 1987. Prior to joining the Company, Mr. Armstrong served as Treasurer (1978-1981) and Vice President and Chief Financial
Officer (1981-1987) of Arch Mineral Corporation, a coal mining and sales corporation. Mr. Armstrong is Chairman of the Board of Pilot Funds, registered investment companies sponsored by Boatmen's Trust Company, St. Louis, Missouri and serves as a Trustee of the St. Louis College of Pharmacy.

      Martin D. Wilson, 36, has served as President and Chief Operating Officer of the Company since April 1996 and as Secretary since August 1993. Mr. Wilson has previously served as Executive Vice President, Finance and Administration (May 1995 to April 1996), Vice President, Finance and Administration (April 1991 to May 1995) and Controller (March 1988 to April
1991) of the Company. Prior to joining the Company, Mr. Wilson, a certified public accountant, was associated with KPMG Peat Marwick, a public accounting firm.

      Dennis A. White, 47, has served as Vice President, Chief Information Officer of the Company since April 1996. Prior to joining the Company, from May 1988 to May 1996, Mr. White served as Director of Customer Information Services and in various other management positions with Bergen Brunswig Corporation, a national wholesale drug distributor.

      Daniel E. Kreher, 32, has served as Vice President, Finance and Administration of the Company since November 1996. Prior to joining the Company, from August 1987 to November 1996, Mr. Kreher, a certified public accountant, served as a senior manager and in various other positions with Price Waterhouse LLP, a public accounting firm.

      Edward W. McManus, 49, has served as Vice President, Sales and Business Development of the Company since May 1997. Prior to joining the Company, from March 1994 to April 1997, Mr. McManus served as Vice President Corporate Sales with Managed Healthcare Associates, a group purchasing organization specializing in long-term care. From January 1982 to February 1994, Mr. McManus served in various sales management positions with Fujisawa, USA, a pharmaceuticals manufacturer.

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
------      -------------------------------------------------------------
            Matters
            -------

      The Company's Common Stock (symbol: "DKWD") is traded on the Nasdaq Small-Cap Market. The number of beneficial holders of the Company's Common Stock is approximately 1,200. Set forth below are the high and low transaction prices as reported by the Nasdaq Stock Market for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:

                               1997                    1996
                               ----                    ----
                         High        Low         High        Low
                        ---------------------------------------------
First Quarter           $8 1/2      $5 1/8      $7 1/2      $5 3/4
Second Quarter           6 1/8       4 5/8       7 1/2       6 1/4
Third Quarter            4 7/8       3 3/8       8 1/8       6 3/4
Fourth Quarter           5 7/8       3 9/16      8 7/8       7 1/4

Item 6.     Selected Financial Data
------      -----------------------

      The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

FINANCIAL HIGHLIGHTS
                                                                            Fiscal Year Ended
                                        -------------------------------------------------------------------------------------------
                                        March 28, 1997     March 29, 1996     March 31, 1995      April 1, 1994       April 2, 1993
-----------------------------------------------------------------------------------------------------------------------------------
Income Statement Data                                               (in thousands, except share data)
Net Sales                                   $478,794          $424,527           $319,958           $211,196            $167,940
Nonrecurring expenses                             --            (1,317)                --                 --                  --
Income from operations                         4,276             1,824              4,441              2,077               1,565
Net income (loss)                                739            (1,109)             1,409                374                 253
Primary earnings (loss) per share              $0.24            ($0.37)             $0.54              $0.16
Fully diluted earnings (loss) per share        $0.24            ($0.37)             $0.49              $0.16
Primary common shares outstanding          3,072,117         2,971,117          2,602,739          2,394,022
Fully diluted common shares outstanding    3,072,117         2,971,117          3,141,885          2,394,022
Pro forma earnings per share                                                                                               $0.14
Pro forma common shares outstanding                                                                                    2,414,222

                                        March 28, 1997     March 29, 1996     March 31, 1995      April 1, 1994       April 2, 1993
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data                                                       (in thousands)
Working capital                             $24,270           $25,224            $27,395             $14,154             $9,523
Total assets                                101,466            94,937             95,787              43,352             39,818
Long-term debt                               41,530            43,190             39,991              17,858             13,705
Stockholders' equity                          8,873             8,033              8,784               4,078              3,704

Item 7.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations
            ---------------------

      The following discussion should be read in conjunction with the Consolidated Financial Statements contained herein.

The table below sets forth for the years indicated certain financial data expressed as a percentage of net sales and in comparison to the prior fiscal year. Unless indicated to the contrary, for purposes of this discussion, all references to "1997," "1996," and "1995" shall mean the Company's fiscal years ended March 28, 1997, March 29, 1996, and March 31, 1995, respectively.

See Note 1 of "Notes to Consolidated Financial Statements."

                                             Percentage of Net Sales                 Percentage Change From Prior Year
                                             -----------------------                 ---------------------------------
                                    1997              1996              1995             1996-97           1995-96
                                    ----              ----              ----             -------           -------
Net sales                          100.00%           100.00%           100.00%             12.8%             32.7%
Gross profit                         4.39%             4.61%             5.03%              7.3%             21.7%
Depreciation and amortization       (0.32%)           (0.41%)           (0.33%)           (13.2%)            64.8%
Nonrecurring expenses                  --              0.31%               --
Operating expenses                  (3.18%)           (3.46%)           (3.31%)             3.6%             38.8%
                                   ----------------------------------------------
Income from operations               0.89%             0.43%             1.39%            134.4%            (58.9%)
Interest expense                    (0.78%)           (0.90%)           (0.73%)             2.0%            (62.9%)
Other income, net                    0.15%             0.12%             0.12%             50.9%             29.9%
Income tax provision (benefit)       0.11%            (0.09%)            0.33%               --             136.4%
                                   ----------------------------------------------
Net income (loss)                    0.15%            (0.26%)            0.44%            166.6%           (178.7%)
                                   ==============================================

RESULTS OF OPERATIONS

      Net sales increased $54.3 million or 12.8% to $478.8 million in 1997 compared with 1996. The addition of a large mail order service and prescription management customer in August 1996 accounted for $41.4 million of the increase. Chain drug sales increased $10.6 million during 1997 spurred largely by increased sales to a large regional drug store chain, which increased $6.0 million or 6.8% to $93.8 million in 1997 compared with 1996, plus increased sales to other chain customers of $4.6 million during 1997. The supply agreement with the large regional drug store chain expires during 1998 and there can be no assurance that it will be renewed. Franchise sales decreased $13.7 million in 1997 primarily due to the decision of a regional group of franchise pharmacies not to renew the Company's status as the group's primary supplier effective as of June 30, 1995. Institutional sales decreased $0.4 million or 0.5% in 1997 compared to the prior year. The remaining increase in sales of $16.4 million for 1997 was due to greater volume with independent retail pharmacies.

      Net sales increased $104.6 million or 32.7% to $424.5 million in 1996 compared to 1995. The acquisition of Northern Drug Company ("NDC") in October 1994 and Krelitz Industries, Inc. ("KII") in March 1995 accounted for $99.8 million or 95.5% of the increase in sales for 1996. During 1996, the Company's operations other than NDC and KII, experienced an increase in net sales of $4.8 million. A $31.3 million decrease in sales was experienced primarily due to the decision of a regional group of franchise pharmacies not to renew the Company's status as the group's primary supplier effective as of June 30, 1995. Sales to a large regional drug store chain increased $19.7 million or 28.3% to $89.1 million in 1996 compared with 1995. The increase was due to expanded sales and the inclusion of twelve months sales in 1996 compared with ten months in 1995. Institutional sales increased $8.5 million or 39.7% to $29.9 million in 1996 compared with the prior year. The addition of new hospitals and expanded sales to existing hospital customers accounted for the increase. The remaining increase in sales of $7.9 million was due primarily to greater volume with independent retail and chain store pharmacies.

      Gross profit as a percentage of net sales declined from 5.03% in 1995 to 4.61% in 1996 and to 4.39% in 1997. The decrease in gross margin in 1997 reflected the impact of sales to the new mail order customer which yield relatively low selling margins but generate favorable working capital benefits by reducing the Company's overall borrowing costs. In addition, the significant reduction from 1996 in franchise sales, which carried more favorable selling margins, combined with increased sales to chain drug store customers contributed to the decline in the gross margin in the current year. Despite the reduction in gross margin during 1997, gross margin dollars increased $1.4 million or 7.3% due to overall increased sales levels as compared to the prior year. The Company believes that the declining gross margin is consistent with the experience of its industry as a whole, and it estimates that LIFO gross margins within the industry now average below 5%.

      As a percentage of net sales, total operating expenses increased from 3.64% in 1995 to 4.18% in 1996 and declined to 3.50% in 1997. The significant decrease in total operating expenses as a percentage of sales from 1996 to 1997 was attributable primarily to certain nonrecurring expenses totaling $1.3 million incurred at the Company's NDC and KII facilities in 1996 related to redundant fixed overhead expenses and costs associated with the consolidation of their operations. The improvement in total operating expenses as a percentage of net sales in 1997 was also reflective of enhanced operating efficiencies in the warehouse and delivery areas which were realized most notably on sales to the Company's large mail order customer.
In addition, the implementation of various cost management measures contributed to the decline in operating expenses during 1997. Total operating expenses for 1997 reflected additional sales, administrative, information services and warehouse costs associated with supporting increased sales levels. In 1997, the Company made significant investments in personnel, computer hardware and software and warehouse systems which management believes will position it to realize continued improvements in its operating expense ratio in future periods. Depreciation and amortization increased from $1.1 million in 1995 to $1.8 million in 1996 and decreased to $1.5 million in 1997. The increase in 1996 reflects additional depreciation expense associated with the investment in property and equipment and incremental goodwill amortization from the 1995 acquisitions of NDC and KII. The decline in 1997 resulted from the impact of certain adjustments made in 1996 to the recorded NDC and KII goodwill balances coupled with the discontinuance of depreciation on the NDC property which has been held for sale since the 1996 consolidation of the Company's Minnesota facilities.

      As a percentage of net sales, interest expense decreased from .90% in 1996 to .78% in 1997. This favorable trend in interest expense in 1997 was reflective of improved utilization of working capital in financing the Company's increased sales levels and the reduction of relatively high interest term debt, somewhat offset by the incremental interest cost associated with the November 1995 investment in PBI and the addition of an equipment loan in 1997. In addition, the weighted average of the Company's LIBOR and prime borrowing rates were lower compared to the prior year due to reduced interest rates which commenced during the last quarter of 1996 and continued into 1997. As a percentage of net sales, interest expense increased from .73% in 1995 to .90% in 1996. The increase in interest expense in 1996 was the result of higher average borrowings during the year to finance the increased sales, initial investment and working capital associated with the acquisitions of NDC and KII and the investment in PBI coupled with a higher weighted average interest rate as compared with 1995.

      Other income increased $250,000 in 1997 compared with 1996 and increased $113,000 compared to 1995. The increase in 1997 was primarily due to $410,000 of income from the Company's 50% investment in PBI compared with $88,000 recognized in the prior year. These amounts are net of amortization expense of $276,000 and $92,000, respectively, for 1997 and 1996, associated with accounting for the Company's investment in PBI. The increase in other income in 1997 was partly offset by reduced computer service income realized at KII compared with the prior year. In addition, the Company recorded a $287,000 charge in 1996 to fully reserve for its investment in a wholesale alliance after having determined that the probability of fully recovering its investment in the alliance was remote.

      The effective tax rates (tax benefit in 1996) of 42.2% in 1997, (26.0%) in 1996, and 43.1% in 1995 differed from the "expected" blended federal and state effective rates primarily due to the impact of the amortization of intangible assets that were not deductible for income tax purposes, partially offset by the Company's equity in the net income of PBI a portion of which was excludable from taxable income.

      The Company uses the LIFO method of accounting for inventories because it believes that the method more realistically matches current product costs with current product sales and minimizes the effect of inflationary cost increases on inventory values. The effect of price inflation, as measured by the excess of LIFO costs over FIFO costs, was $1.2 million in 1997, $663,000 in 1996, and $446,000 in 1995. The increases in the respective LIFO provisions during the three-year period ended in 1997 were due to increased sales levels and to comparatively higher product price inflation experienced primarily with respect to the Company's pharmaceutical inventories.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital requirements generally are met through a combination of internally generated funds, borrowings from the revolving line of credit, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                               March 28, 1997     March 29, 1996
                               --------------     --------------
Working capital (000s)             $24,270           $25,224

Current ratio                    1.48 to 1         1.58 to 1

Working capital to assets         .24 to 1          .27 to 1

Net debt to FIFO equity           .65 to 1          .88 to 1

      The decrease in working capital in 1997 was due primarily to decreases in accounts receivable and prepaid expenses and other current assets coupled with increases in accounts payable, current maturities of long-term debt and accrued expenses, offset by increases in the Company's cash and inventories. The decrease in accounts receivable reflects the receipt of a payment in late March 1997 of a portion of the outstanding balance due from the Company's largest customer, a regional drug store chain. Absent the receipt of these funds, working capital would have been $5.0 million higher and the current ratio would have been 1.57 to 1 at March 28, 1997. Prepaid expenses and other current assets decreased primarily from the receipt in 1997 of income tax refunds generated from the carryback of the Company's taxable loss incurred in 1996. The increases in inventories, accounts payable and accrued expenses are reflective of the expansion in net sales occurring throughout 1997. Current maturities of long-term debt increased approximately $2.0 million primarily due to the maturity of $1.75 million of 11% convertible subordinated notes due to an insurance company in December 1997. Management believes that the holder of the convertible subordinated notes may exercise its option to convert a portion of the notes into shares of the Company's common stock at a price of $3.30 per share prior to its maturity. However, the Company has received no indication from the holder regarding its intentions. The Company plans to utilize availability on its revolving line of credit to repay the outstanding balance of the convertible notes plus $1.1 million due under the 11% subordinated notes payable to the same holder upon their maturity in December 1997.

      The Company utilizes the ratio of net debt to FIFO equity as a measure of its financial leverage position and working capital utilization. Net debt is determined as the difference between working capital (presented on a FIFO basis) and total current and long-term debt. FIFO equity reflects total stockholders' equity increased by the total LIFO reserve. The 26% improvement in the ratio of net debt to FIFO equity in 1997 is reflective of a more efficient use of working capital and a reduction in the Company's financial leverage.

      The Company invested $2.2 million in capital assets in 1997 and $963,000 in 1996. The 1997 amount includes approximately $1.3 million of warehouse and computer equipment and leasehold and site improvements at the Company's new, 66,000 square-foot warehouse facility located in Cape Girardeau, Missouri. The Company believes that its investment in capital assets is necessary to achieve its goal of improving operating efficiency, thereby improving its productivity and ratio of operating expenses to net sales.

      In December 1996, the Company obtained a $1.5 million equipment loan from a bank through the Missouri First Link program ("Missouri First") to finance certain capital expenditures at its leased Cape Girardeau, Missouri facility. During the first year of the four-year agreement, the Missouri
First loan bears interest at 5.95% and requires monthly interest payments.
At the end of the first year of the agreement, the Company must reapply for the Missouri First program with approval dependent upon the Company's meeting certain criteria related to job creation and economic development in the Cape Girardeau area. If approved, the loan will bear interest at a fixed rate of seventy percent of the bank's current prime rate (8.5% at March 28, 1997) plus 1/2%; otherwise, interest will be charged at the bank's prime rate plus 1/2%. The Missouri First loan requires a principal payment of $182,500 at the end of the first year of the agreement. If approved for continuation in the Missouri First program, interest will continue to be paid monthly plus a $437,500 principal reduction at the end of the second year of the agreement; after such time, the loan requires monthly payments of $36,458 plus interest until maturity in December 2000. Should the Company's participation in the program not be approved at the end of year one, the monthly payments plus interest will commence at the beginning of the second year of the agreement.

      In November 1995, the Company acquired approximately 50% of the capital stock of Pharmaceutical Buyers, Inc. ("PBI"), a Colorado-based group purchasing organization. Pursuant to the transaction, the Company acquired approximately 50% of the voting and non-voting common stock of PBI for $3.75 million in cash using borrowings under its revolving line of credit. In March 1997, the Company received a cash dividend of $300,000 from PBI which did not impact the recognition of the Company's equity interest in the net income of PBI under the equity method of accounting for its investment. The Company believes that dividends will be paid annually by PBI subject to PBI's future financial performance and internal cash needs.

      In connection with the acquisition of NDC, effective October 25, 1994, the Company amended its revolving line of credit with its senior lender increasing the maximum borrowing capacity from $30 million to $35 million during the period of December through June of each year under the remaining term of the loan agreement. In connection with the acquisition of KII, effective March 3, 1995, the Company amended its revolving line of credit to increase the maximum borrowing capacity from $30 million to $50 million, plus a supplemental facility up to $10 million during the months of December through June of each year. The expiration of the loan agreement was extended from December 10, 1998 to December 10, 2000. At March 28, 1997, the unused portion of the line of credit amounted to $10.2 million. The Company believes that its availability under the line of credit, together with internally generated funds, will be sufficient to meet its capital requirements for the foreseeable future.

      Stockholders' equity increased from $8.0 million at March 29, 1996 to $8.9 million at March 28, 1997. The increase was primarily due to net income of $739,000 plus proceeds of $94,000 received from the exercise of stock options. A net loss of $1,109,000 offset by the exercise of stock options of $221,000 in 1996 decreased stockholders' equity from $8.8 million at March 31, 1995 to $8.0 million at March 29, 1996.

      The Company has one customer that comprised approximately 20% and 21%, respectively, of net sales in fiscal 1997 and 1996 and approximately 22% and 40%, respectively, of the March 28, 1997 and March 29, 1996 accounts receivable balances. The supply agreement with this customer expires during 1998. There can be no assurances that the supply agreement with this customer will be renewed upon its expiration. The loss of this customer and/or the inability to collect amounts due from this customer in the future could have a material adverse effect on the Company's results of operations and financial position.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The Company is required to adopt the provisions of SFAS 128 during the quarter ending December 31, 1997 and all prior period earnings per share data presented must be restated. The adoption of SFAS 128 is not expected to have a significant impact on the Company's previously reported or prospective earnings per share amounts.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129), which establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt the provisions of SFAS 129 during the quarter ending December 31, 1997. The adoption of SFAS 129 is not expected to have a material impact on the Company's financial position or results of operations.

      Certain information in this annual report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Certain factors such as changes in interest rates, competitive pressures, customer mix, inventory investment buying opportunities and capital markets could cause actual results to differ materially from those in the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
-------     ----------------------------------------------------------

                  Not applicable.

Item 8.     Financial Statements and Supplementary Data
------      -------------------------------------------

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To D & K Wholesale Drug, Inc.:

      We have audited the accompanying consolidated balance sheets of D & K Wholesale Drug, Inc. (a Delaware corporation) and subsidiaries as of March 28, 1997, and March 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D & K Wholesale Drug, Inc. and subsidiaries as of March 28, 1997, and March 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 1997, in conformity with generally accepted accounting principles.



      Arthur Andersen LLP

      St. Louis, Missouri
      May 8, 1997

                          D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
----------------------------------------------------------------------------------------------------
                                                                March 28, 1997        March 29, 1996
----------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash (including restricted cash)                                $  2,213              $ 1,947
   Receivables, net of allowance for doubtful accounts of
     $697 and $868, respectively                                     22,247               25,150
   Inventories                                                       49,991               39,500
   Prepaid expenses and other current assets                            882                2,341
                                                                ------------------------------------
       Total current assets                                          75,333               68,938
Property and Equipment, net of accumulated depreciation
   and amortization of $5,038 and $4,027, respectively                6,242                5,162
Investment in 50% Owned Company                                       4,039                3,929
Deferred Income Taxes                                                   889                1,147
Other Assets                                                            338                  723
Intangible Assets, net of accumulated amortization                   14,625               15,038
                                                                ------------------------------------
       Total assets                                                $101,466              $94,937
                                                                ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt                            $  3,138              $ 1,209
   Accounts payable                                                  41,410               35,805
   Accrued expenses                                                   2,673                2,963
   Deferred income taxes                                              3,842                3,737
                                                                ------------------------------------
       Total current liabilities                                     51,063               43,714
Long-Term Debt                                                       41,530               43,190
                                                                ------------------------------------
       Total liabilities                                             92,593               86,904
                                                                ------------------------------------
Stockholders' Equity
   Preferred stock; no par value, 1,000,000 shares
     authorized, no shares issued or outstanding                         --                   --
   Common stock; $.01 per value, 10,000,000 shares
     authorized, 3,044,717 and 3,018,051 shares issued
     and outstanding, respectively                                       30                   30
   Paid-in capital                                                   11,693               11,592
   Accumulated deficit                                               (2,850)              (3,589)
                                                                ------------------------------------
       Total stockholders' equity                                     8,873                8,033
                                                                ------------------------------------
       Total liabilities and stockholders' equity                  $101,466              $94,937
                                                                ====================================

The accompanying notes are an integral part of these statements.

                               D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)                                       For the Years Ended
---------------------------------------------------------------------------------------------------------------------
                                                       March 28, 1997          March 29, 1996          March 31, 1995
---------------------------------------------------------------------------------------------------------------------
Net Sales                                                 $478,794                $424,527                $319,958
Cost of Sales                                              457,778                 404,938                 303,863
                                                       --------------------------------------------------------------
   Gross profit                                             21,016                  19,589                  16,095
Depreciation and Amortization                                1,523                   1,754                   1,064
Nonrecurring Expenses                                           --                   1,317                      --
Operating Expenses                                          15,217                  14,694                  10,590
                                                       --------------------------------------------------------------
   Income from operations                                    4,276                   1,824                   4,441
                                                       --------------------------------------------------------------
Other Income (Expense)
   Interest expense                                         (3,738)                 (3,813)                 (2,341)
   Interest income                                             338                     424                     358
   Equity in net income of 50% owned company                   410                      88                      --
   Other, net                                                   (7)                    (21)                     20
                                                       --------------------------------------------------------------
                                                            (2,997)                 (3,322)                 (1,963)
                                                       --------------------------------------------------------------
     Income (loss) before income tax provision
       (benefit)                                             1,279                  (1,498)                  2,478
Income Tax Provision (Benefit)                                 540                    (389)                  1,069
                                                       --------------------------------------------------------------
   Net income (loss)                                      $    739                $ (1,109)               $  1,409
                                                       ==============================================================
Primary Earnings (Loss) Per Share                         $   0.24                $  (0.37)               $   0.54
                                                       ==============================================================
Fully Diluted Earnings (Loss) Per Share                   $   0.24                $  (0.37)               $   0.49
                                                       ==============================================================

The accompanying notes are an integral part of these statements.

                                  D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
-------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                      Common Stock   Paid-In Capital     Deficit       Total
-------------------------------------------------------------------------------------------------------------
Balance at April 1, 1994                                  $24            $7,943          ($3,889)     $4,078
   Common stock issued in connection with
     acquisitions                                           6             3,203               --       3,209
   Stock option and warrant expense                        --                67               --          67
   Stock options exercised                                 --                21               --          21
   Net income                                              --                --            1,409       1,409
                                                      -------------------------------------------------------

Balance at March 31, 1995                                  30            11,234           (2,480)      8,784
   Common stock issued                                     --               122               --         122
   Stock option and warrant expense                        --                15               --          15
   Stock options exercised                                 --               221               --         221
   Net loss                                                --                --           (1,109)     (1,109)
                                                      -------------------------------------------------------

Balance at March 29, 1996                                  30            11,592           (3,589)      8,033
   Common stock issued                                     --                 4               --           4
   Stock option and warrant expense                        --                 3               --           3
   Stock options exercised                                 --                94               --          94
   Net income                                              --                --              739         739
                                                      -------------------------------------------------------
Balance at March 28, 1997                                 $30           $11,693          ($2,850)     $8,873
                                                      =======================================================
The accompanying notes are an integral part of these statements.

                                   D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                                   For the Years Ended
----------------------------------------------------------------------------------------------------------------------
                                                              March 28, 1997       March 29, 1996       March 31, 1995
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss)                                                $739               ($1,109)             $1,409
   Adjustments to reconcile net income (loss) to net cash
    flows from operating activities --
      Depreciation and amortization                                1,523                 1,754               1,064
      Amortization of debt issuance costs                             73                    71                  75
      Stock option and warrant expense                                 3                    15                  67
      (Gain) loss from sale of assets                                 (6)                    2                  59
      Equity in net income of 50% owned company                     (410)                  (88)                 --
      (Increase) decrease in receivables, net                      3,214                 3,197              (4,782)
      (Increase) decrease in inventories                         (10,491)                2,154              (2,670)
      (Increase) decrease in prepaid expenses and other
       current assets                                              1,483                   (76)                205
      Increase (decrease) in accounts payable                      4,719                (2,192)              1,304
      Increase (decrease) in accrued expenses                        754                (2,212)                434
      Increase (decrease) in deferred income taxes                   363                   655                (172)
      Decrease in other long-term liabilities                         --                    --                 (77)
      Other, net                                                      22                   866                  64
                                                              --------------------------------------------------------
       Net cash flows from operating activities                    1,986                 3,037              (3,020)
                                                              --------------------------------------------------------

Cash Flows from Investing Activities
   Payments for acquisitions, net of cash acquired                    --                    --             (18,963)
   Investment in 50% owned company                                    --                (3,842)                 --
   Cash dividend from 50% owned company                              300                    --                  --
   Purchases of property and equipment                            (2,198)                 (963)               (601)
   Proceeds from sale of assets                                        6                    10                  --
                                                              --------------------------------------------------------
       Net cash flows from investing activities                   (1,892)               (4,795)            (19,564)
                                                              --------------------------------------------------------

Cash Flows from Financing Activities
   Borrowings under revolving line of credit                     306,471               307,623             294,404
   Repayments under revolving line of credit                    (306,471)             (303,213)           (271,307)
   Proceeds from equipment loan                                    1,495                    --                  --
   Payments of long-term debt                                     (1,132)               (1,563)                (72)
   Payments of capital lease obligations                             (94)                 (206)               (149)
   Payments of other long-term debt                                 (155)                   --                  --
   Proceeds from exercise of stock options                            94                   221                  21
   Payments of deferred debt costs                                   (36)                   --                (258)
                                                              --------------------------------------------------------
       Net cash flows from financing activities                      172                 2,862              22,639
                                                              --------------------------------------------------------
       Increase in cash                                              266                 1,104                  55
Cash, Beginning of Year                                            1,947                   843                 788
                                                              --------------------------------------------------------
Cash, End of Year                                                 $2,213                $1,947                $843
                                                              --------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
   Cash paid (refunded) during the year for --
       Interest                                                   $3,689                $3,914              $2,083
                                                              --------------------------------------------------------
       Income taxes, net                                         ($1,089)                 $427              $1,320
                                                              --------------------------------------------------------

The accompanying notes are an integral part of these statements.

               D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies:

      The consolidated financial statements include the accounts of all divisions and the wholly owned subsidiaries, Northern Drug Company (NDC) and Krelitz Industries, Inc. (KII), collectively referred to as the Company. During 1996, NDC's operations were closed and merged into KII. All significant intercompany accounts and transactions are eliminated.

Concentration of Credit Risk

      The Company is a full-service, regional wholesale drug distributor. From facilities in Missouri, Kentucky, and Minnesota, the Company distributes a broad range of pharmaceutical products, health and beauty aids and related products to its customers in 20 states. The Company focuses primarily on a target market sector which includes independent retail, institutional, franchise, chain store, and alternate site pharmacies in the Midwest and South. The Company operates in one business segment.

      The Company recognizes sales on the date the products are shipped. The Company has one customer that comprised approximately 20% and 21%, respectively, of net sales in 1997 and 1996 and approximately 22% and 40%, respectively, of the March 28, 1997 and March 29, 1996 accounts receivable balances. At April 30, 1997, this customer comprised approximately 38% of the accounts receivable balance. The supply agreement with this customer expires on June 30, 1997. There can be no assurances that the supply agreement with this customer will be renewed upon its expiration. The loss of this customer and/or the inability to collect amounts due from this customer in the future could have a material adverse effect on the Company's results of operations and financial position. In 1995, net sales to two customers represented approximately 22% and 14% of total net sales, respectively.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

      The Company's fiscal year ends on the Friday closest to March 31. Fiscal years 1997, 1996 and 1995 ended on March 28, 1997, March 29, 1996 and March 31, 1995, respectively, and included 52 weeks. References to years relate to fiscal years rather than calendar years.

Bulk Shipments

      The Company purchased pharmaceuticals in prior years from an industry trade association of which an officer of the Company is Chairman of the Board of Directors. Purchases of pharmaceuticals from this association amounted to $5,123,000 and $19,123,000 for 1996 and 1995, respectively. No material balances were payable to or receivable from this association at March 28, 1997 and March 29, 1996.

Restricted Cash

      Restricted cash of $784,000 at March 28, 1997, and $773,000 at March 29, 1996, represents cash receipts from customers that must be used to reduce borrowings under the revolving line of credit and are included in cash.

Inventories

      Inventories are comprised of pharmaceutical drugs and related over-the-counter items which are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out method.

Property and Equipment

      Property and equipment is stated at cost. Depreciation and amortization are charged to operations primarily using the straight-line method over the estimated useful lives of the various classes of assets, which vary from 2 to 30 years, or over the shorter of the lease term for leasehold improvements. For income tax purposes, accelerated depreciation methods are used. At March 28, 1997 and March 29, 1996, $150,000 of property and equipment was under capital leases.

Intangible Assets

      Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets.

Long-Lived Assets

      If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

Income Taxes

      Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases for income tax purposes. Deferred tax assets and liabilities are measured and recorded using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Book Overdrafts

      Accounts payable includes book overdrafts (outstanding checks) of $5,346,000 and $4,662,000 at March 28, 1997 and March 29, 1996, respectively.

Reclassifications

      Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

Note 2.     Acquisitions:

      In June 1994, the Company entered into a definitive asset purchase agreement (the "Agreement") with another pharmaceutical distributor whereby the Company purchased all of the pharmaceutical and non-pharmaceutical inventories dedicated to servicing a supply agreement and all of the accounts receivable directly related to a large regional drug store chain. The purchase price of the assets was $10.8 million and was financed through borrowings under the Company's existing credit facilities.

      In October 1994, the Company acquired all of the issued and outstanding common stock of NDC pursuant to the terms and conditions of a Stock Purchase Agreement (the "NDC Agreement"). Pursuant to the NDC Agreement, the Company acquired NDC for aggregate consideration consisting of $2,500,000 in cash, 308,334 shares of the Company's common stock valued at $1,706,000 and the issuance of $325,000 of 9% subordinated notes. At closing, the Company also repaid $3,581,000 of NDC's debt obligations.

      In March 1995, the Company acquired all of the issued and outstanding common stock of KII. The acquisition of KII was consummated pursuant to the terms and conditions of the Agreement and Plan of Merger dated February 13, 1995 whereby KII was acquired for an aggregate of $318,000 in cash, 107,852 shares of the Company's common stock valued at $646,000 and a $100,000 non-compete agreement with the former Chairman and CEO of KII. In addition, the Company exchanged 142,857 shares of its common stock to retire KII's $1,000,000 subordinated mortgage note payable and repaid $12,432,000 of KII's debt obligations.

      In February 1996, the Company settled a pre-acquisition lawsuit against KII resulting in cash payments of $325,000 and the issuance of 15,000 shares of common stock valued at $122,000.

      The results of operations for NDC and KII have been included in the consolidated financial statements since their respective acquisition dates.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, NDC and KII as if the acquisitions had occurred at the beginning of fiscal 1995, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future (in thousands, except per share amounts).

                                       March 31, 1995
                                       --------------
                  Net sales               $449,347
                  Net loss                 ($1,100)
                  Net loss per share        ($0.37)

Note 3.     Inventories:

      Substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been $6,969,000 and $5,799,000 higher than reported at March 28, 1997 and March 29, 1996, respectively.

Note 4.     Property and Equipment:

      Property and equipment at March 28, 1997 and March 29,1996 consists of the following (in thousands):

                                                             1997              1996
                                                             ----              ----
      Land                                                 $   528           $   528
      Building and improvements                              3,296             3,130
      Fixtures and equipment                                 5,669             4,031
      Leasehold improvements                                   735               390
      Vehicles                                               1,052             1,110
                                                         -----------------------------
                                                            11,280             9,189
      Less--Accumulated depreciation and amortization       (5,038)           (4,027)
                                                         -----------------------------
                                                           $ 6,242           $ 5,162
                                                         =============================

      At March 28, 1997, the NDC building which is being held for sale was included in property and equipment in the Consolidated Balance Sheets at its estimated net realizable value of approximately $700,000. The property is expected to be sold in the first quarter of fiscal 1998.

Note 5.     Investment in 50% Owned Company:

      In November 1995, the Company completed the purchase of approximately
50% of the capital stock of Pharmaceutical Buyers, Inc. ("PBI"), a Colorado-based group purchasing organization. Pursuant to the transaction, the Company acquired approximately 50% of the voting and non-voting common stock of PBI for $3,750,000 in cash. The Company's investment in PBI, which includes the capitalization of professional fees of $92,000, is accounted for under the equity method.

      The Company's equity in the net income of PBI totaled $410,000 and $88,000, respectively, for 1997 and 1996, which is net of amortization of goodwill associated with its investment in PBI of $276,000 and $92,000 for these respective fiscal years. The PBI goodwill is being amortized using the straight line method over a period of 25 years. During 1997, the Company received a cash dividend of $300,000 from PBI which was recorded as a reduction in the carrying amount of the investment. Incremental interest expense related to the Company's financing of its investment in PBI with borrowings under its revolving line of credit approximated $301,000 and $100,000, respectively, in 1997 and 1996.

      Summarized balance sheet information for PBI for its fiscal year ended December 31, 1996 included current assets of $3.9 million, noncurrent assets of $1.2 million, current liabilities of $1.7 million and noncurrent liabilities of $8.1 million. Summarized income statement information for PBI for its fiscal year ended December 31, 1996 included net revenues of $5.5 million and income from continuing operations and net income of $1.2 million.

Note 6.     Other Assets:

      Other assets include deferred debt issuance costs of $669,000 at March 28, 1997 and $633,000 at March 29, 1996, that are amortized over the periods the related debt is outstanding. The $36,000 increase during the current year represents deferred cost related to the Missouri First Link loan (see
Note 8).  Accumulated amortization amounted to $471,000 at March 28, 1997 and

$398,000 at March 29, 1996. Amortization of deferred debt issuance costs totaled $73,000 in 1997, $71,000 in 1996 and $75,000 in 1995, and is included in interest expense in the Consolidated Statements of Operations.

Note 7.     Intangible Assets:

      Intangible assets at March 28, 1997 and March 29, 1996, consist of the following (in thousands):




                                                                        1997              1996
                                                                       -------           -------
      Excess of purchase price over fair value of net assets
       acquired                                                        $16,475           $16,475
      Less--Accumulated amortization                                    (1,850)           (1,437)
                                                                       -------------------------
                                                                       $14,625           $15,038
                                                                       =========================

      The excess of purchase price over the fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Amortization of intangible assets totaled $413,000 in 1997, $413,000 in 1996, and $190,000 in 1995.

Note 8.     Long-Term Debt:

            Long-term debt at March 28, 1997 and March 29, 1996, consists of the following (in thousands):

                                                                         1997             1996
                                                                         ----             ----
      Revolving line of credit with banks                              $40,000           $40,000
      Subordinated notes payable to insurance company                    1,083             2,167
      Convertible subordinated notes payable to insurance
       company                                                           1,750             1,750
      Subordinated notes to former shareholders                            325               325
      Missouri First Link loan                                           1,495                --
      Other, including capital lease obligations                            15               157
                                                                       -------------------------
                                                                       $44,668           $44,399
      Less--Current maturities                                          (3,138)           (1,209)
                                                                       -------------------------
                                                                       $41,530           $43,190
                                                                       =========================

      As of March 28, 1997, the revolving line of credit had a maximum borrowing capacity of $50,000,000, plus a supplemental facility in an aggregate amount of up to $10,000,000 during the months of December through June of each year. Under the loan agreement, the total amount of loans and letters of credit outstanding at any time may not exceed the lesser of an amount based on percentages of eligible inventories and accounts receivable (the borrowing base formula), or $50,000,000, plus the supplemental facility, if applicable. Generally, advances bear interest at prime plus .75% per annum (8.5% prime rate at March 28, 1997 and 8.25% prime rate at March 29,
1996) payable monthly. The Company has an option to pay interest on a specified amount not less than $1,000,000 at the London Interbank Offered
Rate (LIBOR) plus 2.5%. Such interest periods are of a one-, three-, or six-month duration. At March 28, 1997, and March 29, 1996, all of the Company's borrowings bore interest at a weighted average LIBOR-based rate of
7.938% and 7.837%, respectively.   The Company was required to pay an annual
facility fee of $138,875 through December 10, 1995 and $206,250 thereafter. At March 28, 1997, and March 29, 1996, the borrowing base formula amounted to $50,712,000 and $43,880,000, respectively. At March 28, 1997 and March 29,
1996, the unused portion of the line of credit amounted to $10,212,000 and $3,880,000, respectively. The agreement expires December 10, 2000, and, therefore, the related debt has been classified as long-term. Beginning December 10, 2000, the agreement can be renewed for one-year periods upon mutual consent. The revolving line of credit is secured by all of the Company's eligible accounts receivable and inventories.

      The subordinated notes payable to an insurance company bear interest at 11%, payable semiannually, and are comprised of nonconvertible notes of $1,083,333 and convertible notes of $1,750,000. Principal on the notes is due in full on December 29, 1997; however, the Company was required to prepay the nonconvertible notes in three equal annual installments of $1,083,333, the first of which was paid December 29, 1995. At any time prior to December 29, 1997, the convertible notes payable may be converted into shares of the Company's common stock at a price of $3.30 per share.

      In December 1996, the Company obtained a $1,495,000 equipment loan from a bank through the Missouri First Link program ("Missouri First") to finance certain capital expenditures at its leased Cape Girardeau, Missouri facility. During the first year of the four-year agreement, which is secured by certain property and equipment and leasehold improvements, the Missouri First loan bears interest at 5.95% and requires monthly interest payments. At the end of the first year of the agreement, the Company must reapply for the Missouri First program with approval dependent upon the Company meeting certain criteria related to job creation and economic development in the Cape Girardeau area. If approved, the loan will bear interest at a fixed rate of seventy percent of the bank's current prime rate (8.5% at March 28, 1997) plus 1/2%; otherwise, interest will be charged at the bank's current prime rate plus 1/2%. The Missouri First loan requires a principal payment of $182,500 at the end of the first year of the agreement. If approved for continuation in the Missouri First program, interest will continue to be paid monthly plus a $437,500 principal reduction at the end of the second year of the agreement; after such time, the loan requires monthly payments of $36,458 plus interest until maturity in December 2000. Should the Company's participation in the program not be approved at the end of the first year, monthly payments plus interest will commence at the beginning of the second year of the agreement.

      In October 1994, the Company issued subordinated notes to former shareholders of NDC in connection with the acquisition of NDC. The notes bear interest at 9%, payable quarterly. Principal on the notes is due in three equal annual installments beginning October 31, 1997. In addition, the Company issued unsecured notes in the aggregate principal amount of $424,000 to certain former shareholders of NDC replacing outstanding debt obligations of NDC. Such unsecured notes were paid in October 1995 plus interest at prime plus 1%. An aggregate of $69,000 of subordinated notes and $115,000 of unsecured notes were issued to a former shareholder of NDC who is currently a director of the Company.

      The Company is required under the terms of its debt agreements to comply with certain financial covenants, including those related to the maintenance of current ratio, tangible net worth and debt service and interest coverage ratios. The Company also is limited in its ability to make loans and investments, enter into leases, make capital expenditures or incur additional debt, among other things, without the consent of its lenders.

      At March 28 1997, maturities of long-term debt, excluding capital lease obligations, are as follows (in thousands):

         Fiscal year:
         ------------
            1998                         $ 3,127
            1999                             656
            2000                             546
            2001                          40,328
                                         -------
                                         $44,657
                                         =======

      At March 28, 1997, and March 29, 1996, the fair value of long-term debt approximated its current carrying value.

Note 9.     Commitments and Contingencies:

            The Company leases office and warehouse space and other equipment through noncancelable operating leases. Rental expense under operating leases was $713,000, $378,000 and

$217,000 in 1997, 1996 and 1995, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at March 28, 1997, are $2,115,000 and payments during the succeeding five years are: 1998 $740,000; 1999 $537,000; 2000 $330,000; 2001 $261,000; 2002 $247,000.

            There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

Note 10.    Nonrecurring Expenses:

            In October 1995, the Company completed the consolidation of the operations of its subsidiaries NDC and KII into one facility in Minneapolis. As a result of the acquisition and consolidation of NDC and KII, the Company incurred additional nonrecurring expenses of $1,317,000. Prior to the consolidation, the Company incurred approximately $800,000 of fixed operating expenses at NDC which are not expected to be incurred at the consolidated facility. In addition, approximately $517,000 of costs were incurred in conjunction with the Company's decision to consolidate NDC and KII.

Note 11.    Stock Options:

            In April 1992, the Company adopted a Long-Term Incentive Plan that authorized the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. Options to purchase up to 200,000 shares of common stock may be granted under the Long-Term Incentive Plan.
The Committee determines the price and terms at which awards may be granted, along with the duration of the restriction periods and performance targets. In May 1994, the Company granted non-qualified stock options for 20,999 shares to three executive officers at a price of $3.375 per share. The exercise price of all options granted in May 1994 was equal to the fair market value of the stock on the date of grant. In August 1994, the Company granted incentive stock options for 60,000 shares to three executive officers at a price of $5.85 per share which was equal to 96% of the fair market value of the stock on the date of grant. The stock options vest and can be exercised ratably on each anniversary date from the grant date over a four-year period. The difference between the fair market value of the stock at the date of grant and the exercise price is being recorded as compensation expense over the four-year vesting period. In May 1995, the Company granted non-qualified stock options for 58,664 shares to five executive officers at a price of $7.00. In May 1996, the Company granted non-qualified stock options for 59,333 shares to four executive officers at an exercise price of $6.375 per share. The exercise price of the options granted in May 1995 and 1996 was equal to the fair market value of the stock on the respective dates of grant. In January 1997, 67,999 non-qualified stock options outstanding under the Company's Long-Term Incentive Plan with exercise prices ranging from $3.875 to $7.00 per share were canceled and replaced with an equivalent number of non-qualified options with an exercise price equal to the then fair market price of the stock of $3.75 per share. In February 1997, the Company granted non-qualified stock options for 41,500 shares to three executive officers at an exercise price of $4.50 per share. The exercise price of the options granted in February 1997 was equal to the fair market value of the stock on the date of grant. Stock options granted under the Long-Term Incentive Plan are not exercisable earlier than six months from the date of grant (except in the case of death or disability of the employee holding the same), nor later than ten years from the date of grant.

            In February 1993, the Board of Directors of the Company adopted the D & K Wholesale Drug, Inc. 1993 Stock Option Plan (the "1993 Plan") to grant key employees of the Company non-qualified stock options to purchase up to 350,000 shares of the Company's common stock. The 1993 Plan is administered by the Company's Board of Directors, which determines the price and terms at which awards may be granted. In May 1994, the Company granted non-qualified stock options for an aggregate of 33,000 shares to certain key employees at an exercise price of $3.375 per share. In May 1995, the Company granted non-qualified stock options for an aggregate of 33,500 shares to certain key employees at an exercise price of $7.00 per share. In May 1996, the Company granted non-qualified stock options for 23,500 shares to certain key employees at an exercise price of $6.375 per share. The exercise price of all options granted pursuant to the 1993 Plan was equal to the fair market value of stock on the respective dates of grant. In January 1997, 60,000 non-qualified stock options outstanding under the 1993 Plan with exercise prices ranging from $3.875 to $7.00 per share were canceled and replaced with an equivalent number of non-qualified stock options with an exercise price equal to the fair market price of the stock of $3.75 per share. Stock options granted under the 1993 Plan are immediately exercisable from the date of grant and expire not later than ten years from the date of grant.

      Changes in options outstanding under the Company's Long-Term Incentive Plan and the 1993 Plan are as follows:

                                          Number of Shares           Weighted Average Exercise Price
                                          ----------------           -------------------------------
Outstanding at April 1, 1994                   58,699                             $3.71
Granted Fiscal 1995                           113,999                              4.68
Canceled Fiscal 1995                           (5,500)                             3.51
Exercised Fiscal 1995                          (6,333)                             3.38
                                          ----------------------------------------------------------
Outstanding at March 31, 1995                 160,865                              4.42
Granted Fiscal 1996                            92,164                              7.00
Exercised Fiscal 1996                         (43,834)                             5.05
Canceled Fiscal 1996                          (19,998)                             6.14
                                          ----------------------------------------------------------
Outstanding at March 29, 1996                 189,197                              5.35
Granted Fiscal 1997                           252,332                              4.74
Canceled Fiscal 1997                         (209,164)                             6.31
Exercised Fiscal 1997                         (25,666)                             3.65
                                          ----------------------------------------------------------
Outstanding at March 28, 1997                 206,699                             $3.84
                                          ==========================================================

      Stock options exercisable at March 28, 1997, March 29, 1996 and March 31, 1995 were 155,199, 159,197 and 100,865, respectively, with a weighted average exercise price of $3.66, $5.25 and $3.56, respectively. The weighted average remaining contractual term for all outstanding options was 8.24 years at March 28, 1997.

      In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and its related interpretations in accounting for its stock option plans, and accordingly, generally does not recognize compensation expense related to options issued to employees. If the Company had elected to recognize compensation expense based upon the fair value of the options granted at the grant date as prescribed by SFAS 123, pro forma net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                  1997            1996
                                                  ----            ----
Net income (loss) - as reported                  $739           ($1,109)
Net income (loss) - pro forma                    $464           ($1,398)
Earnings (loss) per share:
  Primary - as reported                          $0.24          ($0.37)
  Primary - pro forma                            $0.15          ($0.47)
  Fully diluted - as reported                    $0.24          ($0.37)
  Fully diluted - pro forma                      $0.15          ($0.47)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                         1997                    1996
                                         ----                    ----
Risk free interest rates                 5.78%                   5.68%
Expected life of options                 6.2 years               6.1 years
Volatility of stock price                83%                     85%
Expected dividend yield                  0%                      0%
Fair value of options                    $3.43                   $5.22


            Compensation expense based on the fair value of options granted prior to April 1, 1995 were not included in the preceding pro forma calculations. Therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 12.    Warrants:

            The Company has outstanding warrants to purchase 22,072 shares of common stock at a price of $0.005 per share. These warrants are exercisable only at such time as a principal investor receives, following a merger or sale of all or substantially all of the assets of the Company, in excess of a 30% compounded annual rate of return on its investment in common stock of the Company. The warrants were not exercisable at March 28, 1997, and will expire in December 1999. The Company does not believe the conditions to the exercise of the warrants will ever be satisfied.

            In June 1994, the Company entered into a letter agreement with an independent research firm to produce reports with respect to the Company's publicly traded equity securities. The term of the agreement was 13 months and in consideration for the research reports, the Company granted the firm warrants to purchase up to 70,000 shares of the Company's common stock at an exercise price equal to the closing price of the stock on the date of the agreement, which was $4.125 per share. The warrants are exercisable for a period of three years from the date of the agreement. The research firm earned the warrants on a vesting schedule over the 13-month term of its services. Fifty percent of the warrants vested on the date of the agreement, an additional 25% vested upon issuance of a second research report in November 1994, and the final 25% vested upon issuance of a third research report in June, 1995. At March 28, 1997, the research firm was vested in 70,000 warrants at a price of $4.125 per share. The Company recorded expense of $9,000 and $61,000 in 1996 and 1995, respectively, related to these warrants.

Note 13.    Other Income (Expense):

            The Company recorded a $287,000 charge in the fourth quarter of 1996 to fully reserve for its investment in a wholesale alliance of which the probability of fully recovering its investment was remote.

Note 14.    Income Taxes:

            The components of the income tax provision (benefit) for the fiscal years ended 1997, 1996 and 1995 are as follows (in thousands):

                                                  1997              1996            1995
                                                  ----              ----            ----
            Current tax provision (benefit)       $177            ($1,044)         $1,129
            Deferred tax provision (benefit)       363                655             (60)
                                                  ---------------------------------------
            Income tax provision (benefit)        $540              ($389)         $1,069
                                                  =======================================

            The actual income tax provision (benefit) differs from the expected income tax provision (benefit), computed by applying the respective U.S. statutory Federal tax rates of 34% to income before income tax provision (benefit), as follows (in thousands):

                                                  1997             1996            1995
                                                  ----             ----            ----
            Current expected income tax
              provision (benefit)                 $435            ($509)         $  843
            Amortization of intangible
              assets not deductible for
              income tax purposes                  234              172              65
            Equity in net income of 50%
              owned company not taxable
              for income tax purposes             (186)             (49)             --
            State income taxes net of
              Federal benefit                       61              (49)            114
            Other, net                              (4)              46              47
                                                  -------------------------------------
                                                  $540            ($389)         $1,069
                                                  =====================================


            At March 28, 1997 and March 29, 1996, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                  1997              1996
                                                  ----              ----
Deferred tax assets
Allowance for doubtful accounts                 $  299            $  347
Accrued liabilities                                235               302
Capital lease obligations                           29                41
Inventories                                        671               666
Net operating loss carryforwards                 4,172             4,172
Alternative minimum tax and
   contribution carryforwards                      201               298
Other                                               43                19
                                               -------------------------
Total deferred tax assets                       $5,650            $5,845
                                               -------------------------
Deferred tax liabilities
Property and equipment                           ($167)             ($36)
Inventories                                     (4,160)           (4,133)
Other                                              (45)              (35)
                                               -------------------------
Total deferred tax liabilities                 ($4,372)          ($4,204)
                                               -------------------------
Valuation allowance                             (4,231)           (4,231)
                                               -------------------------
   Net deferred tax liabilities                ($2,953)          ($2,590)
                                               =========================

            In connection with the acquisitions of NDC and KII in 1995, net deferred tax liabilities of $4,055,000 were established for the differences in the income tax basis of assets and liabilities acquired and their carrying amounts for financial reporting purposes. In addition, deferred tax assets of $4,012,000 were recorded with respect to net operating loss carryforwards, contribution carryforwards, and alternative minimum tax carryforwards that were generated by NDC and KII prior to the acquisitions. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code and if not utilized by the Company, the net operating loss carryforwards will expire beginning in fiscal year 2007. At March 28, 1997, and March 29, 1996, the Company recorded a valuation allowance of ($4,231,000) primarily due to the uncertainty of utilizing the pre-acquisition operating losses and other carryforwards. During 1996, the previously recorded valuation allowance decreased by $1,386,000 with a corresponding decrease in the excess purchase price over the fair value of net assets acquired.

Note 15.    Earnings (Loss) Per Share:

            Primary earnings (loss) per share are computed by dividing net income (loss) by the sum of: (1) the weighted average number of common shares outstanding during the period; and (2) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method). Fully diluted earnings (loss) per share are computed using the components mentioned above for the primary computation with the addition of common shares issuable upon conversion of the Company's 11% convertible subordinated notes. The fully diluted computation adds back to income (loss) interest on the 11% convertible subordinated notes and deducts the income tax effect as if such notes had been converted into common stock at the beginning of the period. Primary and fully diluted earnings per share for 1997 were calculated using 3,072,117 weighted average common shares outstanding. Loss per share for 1996 was calculated using 2,971,117 weighted average common shares outstanding. Primary and fully diluted earnings per share for 1995 were calculated using 2,602,739 and 3,141,885 weighted average common shares outstanding, respectively.

Note 16.    Accounting Standards Not Implemented:

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The Company is required to adopt the provisions of SFAS 128 during the quarter ending December 31, 1997 and all prior period earnings per share data presented must be restated. The adoption of SFAS 128 is not expected to have a significant impact on the Company's previously reported or prospective earnings per share amounts.

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129), which establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt the provisions of SFAS 129 during the quarter ending December 31, 1997. The adoption of SFAS 129 is not expected to have a material impact on the Company's financial position or results of operations.



Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      ---------------------------------------------------------------
            Financial Disclosure
            --------------------

            Not Applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
-------     --------------------------------------------------

            The information set forth under the captions "Election of Directors" of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") is incorporated herein by this reference. The Company will file the 1997 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

Item 11.    Executive Compensation
-------     ----------------------

            The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" of the registrant's 1997 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
-------     --------------------------------------------------------------

            The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" of the registrant's 1997 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions
-------     ----------------------------------------------

            The information set forth under the caption "Certain Transactions" of the registrant's 1997 Proxy Statement is incorporated herein by this reference.

                                    PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K
-------     -----------------------------------------------------------------

D & K Wholesale Drug, Inc.
-------------------------

            (a)(1) Financial statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

                                                                           PAGE
                                                                           ----
D & K Wholesale Drug, Inc
Report of Independent Public Accountants                                    14
Consolidated Balance Sheets at March 28, 1997
   and March 29, 1996                                                       15
Consolidated Statements of Operations for the years ended
   March 28, 1997, March 29, 1996 and March 31, 1995                        16
Consolidated Statements of Stockholders' Equity for the years ended
   March 28, 1997, March 29, 1996 and March 31, 1995                        17
Consolidated Statements of Cash Flows for the years ended
   March 28, 1997, March 29, 1996 and March 31, 1995                        18
Notes to Consolidated Financial Statements                                  19


            (2) The following financial statement schedule and auditors' report thereon are included in Part IV of this report:

                                                                              PAGE
                                                                              ----
Report of Independent Public Accountants on
   Schedule                                                                    33

Schedule II--Valuation and Qualifying Accounts                                 34

            The Financial Statements of Pharmaceutical Buyers, Inc.
for the year ended December 31, 1996 included as Exhibit 99 to this Annual Report on Form 10-K are incorporated herein by this reference.

            Schedules other than those listed above have been omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.

      (3)   Exhibits.

            See Exhibit Index.

      (b)   Reports on Form 8-K.

            None.

      (c)   See Item 14(a)(3) above.

      (d)   See Item 14(a)(2) above.

                                    SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          D & K WHOLESALE DRUG, INC.
                                                (Registrant)


                        By    /s/ J. Hord Armstrong, III
                              -------------------------------------------------
                              J. Hord Armstrong, III, Chairman of the Board, Chief Executive Officer and Treasurer

Date:  June 24, 1997

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                                              Date
---------                              -----                                              ----
/s/ J. Hord Armstrong, III             Chairman, Chief Executive Officer,                 June 24, 1997
--------------------------------       Treasurer and Director
J. Hord Armstrong, III                 (Principal Financial Officer)


/s/ Martin D. Wilson                   President, Chief Operating Officer,                June 24, 1997
--------------------------------       Secretary and Director
Martin D. Wilson


/s/ Daniel E. Kreher                   Vice President, Finance & Administration           June 24, 1997
--------------------------------       (Principal Accounting Officer)
Daniel E. Kreher


/s/ Richard F. Ford                    Director                                           June 24, 1997
--------------------------------
Richard F. Ford


/s/ Bryan H. Lawrence                  Director                                           June 24, 1997
--------------------------------
Bryan H. Lawrence


/s/ Elliot H. Stein                    Director                                           June 24, 1997
--------------------------------
Elliot H. Stein

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To D & K Wholesale Drug, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in the D & K Wholesale Drug, Inc. Annual Report on Form 10-K for the fiscal year ended March 28, 1997 and have issued our report thereon dated May 8, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


ARTHUR ANDERSEN LLP
St. Louis, Missouri
May 8, 1997

                     D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          FOR FISCAL YEARS 1995, 1996, 1997

                                                               Additions
                                                               ---------

                                 Balance at        Charged to                                                 Balance at
                                 Beginning         Costs and                                                   End of
Description                      of Period          Expenses       Acquisitions            Deductions          Period
------------------------------------------------------------------------------------------------------------------------
Valuation Allowance for
  Doubtful Receivables:

Fiscal Year 1995                $  370,000          $ 33,000        $1,229,000            $        --        $1,632,000
                                =======================================================================================

Fiscal Year 1996                $1,632,000          $136,000        $  251,000            $(1,151,000)       $  868,000
                                =======================================================================================

Fiscal Year 1997                $  868,000          $ 65,000        $       --            $  (236,000)       $  697,000
                                =======================================================================================


                                               EXHIBIT INDEX


Exhibit No.          Description                                                                      Page
----------           -----------                                                                      ----
 2.1                 Asset Purchase Agreement, by and between registrant and Malone & Hyde,
                     Inc., filed as Exhibit 2.4 to registrant's Annual Report on Form
                     10-K for the year ended April 1, 1994 is incorporated herein by this reference.

 2.2                 Stock Purchase Agreement, dated October 25, 1994, by and among registrant, Northern Drug Company, G. Jay Coughlin, Amy Goldfine, Dan
                     W. Goldfine, Erwin L. Goldfine, John J. Goldfine, Manley M. Goldfine,
                     Steven B. Goldfine, Gene W. Halverson and William D. Watters, filed as Exhibit 2 to registrant's Current Report on Form 8-K dated October
                     25, 1994 is incorporated herein by this reference.

 2.3                 Agreement and Plan of Merger, dated February 13, 1995, by and among
                     Krelitz Industries, Inc., Barry M. Krelitz, Annetta J. Krelitz,
                     Annetta J. Krelitz Trustee under certain trusts FBO Lori M. Krelitz,
                     Michael J. Krelitz and Steven A. Krelitz, The Estate of Philip J.
                     Krelitz, Andrew C. Krelitz, Bennett A. Krelitz, Ellen B. Krelitz,
                     Pearl G. Krelitz, Okabena Partnership K, DKWD Acquisition Corp. and
                     registrant, filed as Exhibit 2 to registrant's Current Report on Form
                     8-K dated March 2, 1995 is incorporated herein by this reference.

 2.4                 Stock Purchase and Redemption Agreement, dated as of November 30, 1995, by and among Pharmaceutical Buyers, Inc., J. David McCay, The J.
                     David McCay Living Trust, Robert E. Korenblat and the registrant is filed herewith.

 3.1                 Restated Certificate of Incorporation, filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730)
                     is incorporated herein by this reference.

 3.2                 By-laws of the registrant, as currently in effect, filed as Exhibit 3.3 to registrant's Registration Statement on Form S-1 (Reg. No.
                     33-48730) is incorporated herein by this reference.

 4.1                 Form of certificate for Common Stock, filed as Exhibit 4.1 to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730)
                     is incorporated herein by this reference.


Exhibit No.          Description                                                                      Page
----------           -----------                                                                      ----
10.1                 Note Agreement, dated December 29, 1987, regarding $3,250,000.00 11%
                     Joint and Several Subordinated Notes due December 29, 1997, and
                     $1,750,000.00 11% Joint and Several Convertible Subordinated Notes
                     due December 29, 1997, by and among registrant, Delta Wholesale Drug,
                     Inc., W. Kelly Company, Wholesale Management Services, Inc. and
                     Massachusetts Mutual Life Insurance Company, and amendments thereto, filed as Exhibit 10.3 to the registrant's Registration Statement on
                     Form S-1 (Reg. No. 33-48730) is incorporated herein by this reference.

10.2                 Note Agreement, dated December 29, 1987, regarding $3,250,000.00 11%
                     Joint and Several Subordinated Notes due December 29, 1997, and
                     $1,750,000.00 11% Joint and Several Convertible subordinated Notes due December 29, 1997, by and among registrant, Delta Wholesale Drug,
                     Inc., W. Kelly Company, Wholesale Management Services, Inc. and
                     MassMutual Corporate Investors, and amendments thereto, filed as
                     Exhibit 10.4 to the registrant's Registration Statement on Form S-1
                     (Reg. No. 33-48730) is incorporated herein by this reference.

10.3                 Preferred Stock Purchase Agreement, dated December 29, 1987, by and among registrant, Gateway Venture Partners III, L.P., J. Hord
                     Armstrong, III and W. VanMeter Alford, Jr., filed as Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (Reg.  No.
                     33-48730) is incorporated herein by this reference.

10.4                 Preferred Stock Purchase Agreement, dated December 29, 1987, by and among registrant, Elliott H. Stein, Robert A. Geddes, Bryan H.
                     Lawrence, W.G. Heckman, Robert R. Hermann, Inmann Brandon, J. Hord
                     Armstrong, III and W. VanMeter Alford, Jr., filed as Exhibit 10.4 to the registrant's Registration Statement on Form S-1 (Reg.  No.
                     33-48730) is incorporated herein by this reference.

10.5                 D & K Wholesale Drug, Inc.  Amended and Restated 1992 Long Term
                     Incentive Plan, filed as Annex A to the registrant's 1995 Proxy
                     Statement is incorporated herein by this reference.

10.6                 Wholesale Distribution Agreement, by and between registrant and GLAXO
                     INC., filed as Exhibit 10.14 to the registrant's Registration
                     Statement on Form S-1 (Reg. No. 3348730) is incorporated herein by this reference.

10.7                 Wholesale Distribution Agreement, dated January 1, 1995, by and between registrant and SmithKline Beecham Pharmaceuticals, filed as Exhibit
                     10.7 to registrant's Annual Report on Form 10-K for the year ended
                     March 29, 1996 is incorporated herein by this reference.


Exhibit No.          Description                                                                       Page
----------           -----------                                                                       ----
10.8                 Wholesale Prime Vendor Agreement, dated September 27, 1993, by and between registrant and Pfizer Inc., filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended April 1,
                     1994 is incorporated herein by this reference.

10.9                 Warehousing and Distribution Service Agreement, dated July 1, 1994, by and between registrant and Eli Lilly and Company, filed as Exhibit
                     10.17 to the registrant's Annual Report on Form 10-K for the year ended April 1, 1994 is incorporated herein by this reference.

10.10                Amendment to Note Agreements, filed as Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (Reg. No. 33-48730)
                     is incorporated herein by this reference.

10.11                Letter Agreement, dated March 31, 1992, between registrant, Delta,
                     Kelly, WMSI, Massachusetts Mutual Life Insurance Company and
                     MassMutual Corporate Investors, filed as Exhibit 10.26 to
                     registrant's Annual Report on Form 10-K for the year ended April 2,
                     1993 is incorporated herein by this reference.

10.12                Letter Agreement dated May 24, 1994, between registrant, Massachusetts
                     Mutual Life Insurance Company and MassMutual Corporate Investors,
                     filed as Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended April 1, 1994 is incorporated herein by this reference.

10.13                Letter Agreement dated February 14, 1995, between registrant,
                     Massachusetts Mutual Life Insurance Company and MassMutual Corporate
                     Investors, filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.14                Letter Agreement dated January 18, 1995, between registrant,
                     Massachusetts Mutual Life Insurance Company and MassMutual Corporate
                     Investors, filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.15                Letter Agreement dated June 10, 1994, between registrant, Massachusetts
                     Mutual Life Insurance Company and MassMutual Corporate Investors,
                     filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.16                Letter Agreement dated October 10, 1994 between registrant,
                     Massachusetts Mutual Life Insurance Company and MassMutual Corporate
                     Investors, filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.


Exhibit No.          Description                                                                       Page
----------           -----------                                                                       ----
10.17                Supply Agreement dated April 18, 1995 by and between registrant and M &
                     H Drugs, Inc., filed as Exhibit 10.19 to the registrant's Annual
                     Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.18                Letter Agreement, dated August 31, 1993, by and between registrant and
                     W. VanMeter Alford, Jr. filed as Exhibit 10.28 to the registrant's
                     Annual Report on Form 10-K for the year ended April 1, 1994 is incorporated herein by this reference.

10.19                Third Amended and Restated Loan and Security Agreement, dated as of
                     March 3, 1995, by and among registrant, Northern Drug Company,
                     Krelitz Industries, Inc. and Shawmut Capital Corporation, filed as
                     Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.20                First Amendment to Third Amended and Restated Loan and Security
                     Agreement, dated as of June 9, 1995, by and among registrant,
                     Northern Drug Company, Krelitz Industries, Inc. and Shawmut Capital
                     Corporation, filed as Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.21                Release of All Claims, dated as of June 6, 1995, by and between registrant and George P. Bray, filed as Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended March 31,
                     1995 is incorporated herein by this reference.

10.22                Second Amendment to Third Amended and Restated Loan and Security
                     Agreement and Consent, dated as of November 29, 1995 by and among
                     Shawmut Capital Corporation, the registrant, Northern Drug Company and Krelitz Industries, Inc., filed as Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended March 29,
                     1996 is incorporated herein by this reference.

10.23                Third Amendment to Third Amended and Restated Loan and Security
                     Agreement, Amendment to Pledge Agreement and Waiver, dated as of July
                     1996, by and among Fleet Capital Corporation, the registrant and
                     Krelitz Industries, Inc., filed as Exhibit 10.23 to the registrant's
                     Annual Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

10.24                Amendment to and Restatement of Employment Agreement, dated as of
                     January 2, 1996, by and between the registrant and Steven B.
                     Goldfine, filed as Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.


Exhibit No.          Description                                                                       Page
----------           -----------                                                                       ----
10.25                D & K Wholesale Drug, Inc. 401(k) Profit Sharing Plan and Trust, dated
                     January 1, 1995, filed as Exhibit 10.25 to the registrant's Annual
                     Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

10.26                Amended and Restated Lease Agreement, dated as of January 16, 1996, by and between Morhaert Development, L.L.C. and the registrant's, filed as Exhibit 10.26 to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

10.27                First Amendment to Amended and Restated Lease Agreement, dated as of
                     June 6, 1996, by and between Morhaert Development, L.L.C. and the registrant's, filed as Exhibit 10.27 to the registrant's Annual
                     Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

10.28                Fourth Amendment to Third Amended and Restated Loan and Security
                     Agreement, dated as of May 1997, by an among Fleet Capital
                     Corporation, the registrant and Krelitz Industries, Inc. is filed herewith.

10.29                Pharmaceutical Services Agreement between Anthem Prescription
                     Management, Inc. and D&K Wholesale Drug, Inc. dated July 16, 1996, filed as Exhibit 10.1 to the registrant's Quarterly Report of Form
                     10-Q for the quarterly period ended June 30, 1996 is incorporated herein by this reference.

10.30                Loan Agreement dated as of December 23, 1996, by and among registrant,
                     Krelitz Industries, Inc. and Magna Bank, N.A. is filed herewith.

13                   Registrant's 1997 Annual Report to Stockholders is filed herewith.

21                   Subsidiaries of the registrant, filed as Exhibit 21 to the registrant's
                     Annual Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

23                   Consent of Arthur Andersen LLP is filed herewith.

99                   Pharmaceutical Buyers, Inc. Financial Statements as of December 31,
                     1996 together with Report of Independent Public Accountants are filed herewith.