Form 10-Q
period 1997-06-30
D & K WHOLESALE DRUG INC/DE/
filed 1997-08-14
CIK 888914

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

( )          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
                              -------------------------

                                    OR

(X)         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   March 29, 1997  to  June 30, 1997
                                 --------------      -------------

Commission File No. 0-20348
                    -------

                       D & K WHOLESALE DRUG, INC.
        (Exact name of registrant as specified in its charter)

                DELAWARE                              43-1465483
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

            8000 MARYLAND AVENUE, SUITE 920, ST. LOUIS, MISSOURI
                 (Address of principal executive offices)
                                    63105
                                  (Zip Code)

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

                     X  YES                   NO
                   -----                 -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                3,056,217
      ----------------------------            -----------------
                 (class)                       (July 31, 1997)

                    D & K WHOLESALE DRUG, INC. A SUBSIDIARIES

                                        Index
                                                                                        Page No.
                                                                                        --------

Part l.     Financial Information
            ---------------------

            Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1997
                  and March 28, 1997                                                           3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended June 30, 1997 and 1996                                    4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended June 30, 1997 and 1996                                    5

                  Notes to Condensed Consolidated Financial Statements                       6-8

            Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       9-11

Part ll.    Other Information
            -----------------

            Item 6.  Exhibits and Reports on Form 8-K                                      12-13

Part l.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                             D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                                Condensed Consolidated Balance Sheets
                                           (In thousands)
Assets                                                                        June 30,               March 28,
------                                                                          1997                   1997
                                                                              --------               ---------
                                                                            (Unaudited)
Cash                                                                          $ 1,646                $  2,213
Receivables                                                                    29,332                  22,247
Inventories                                                                    41,391                  49,991
Other current assets                                                            1,152                     882
                                                                              -------                --------
     Total current assets                                                      73,521                  75,333
                                                                              -------                --------

Net property and equipment                                                      5,419                   6,242
Investment in affiliated company                                                4,090                   4,039
Deferred income taxes                                                             889                     889
Other assets                                                                      317                     338
Intangible assets                                                              14,521                  14,625
                                                                              -------                --------
          Total assets                                                        $98,757                $101,466
                                                                              =======                ========

              Liabilities and Stockholders' Equity
              ------------------------------------

Current maturities of long-term debt                                          $ 3,127                $  3,138
Accounts payable                                                               48,074                  41,410
Deferred income taxes                                                           3,842                   3,842
Accrued expenses                                                                2,675                   2,673
                                                                              -------                --------
     Total current liabilities                                                 57,718                  51,063
                                                                              -------                --------

Revolving line of credit                                                       30,147                  40,000
Long-term debt, excluding current maturities                                    1,529                   1,530
                                                                              -------                --------
          Total liabilities                                                    89,394                  92,593
                                                                              -------                --------

Stockholders' equity:
Common stock                                                                       30                      30
Paid-in capital                                                                11,819                  11,693
Accumulated deficit                                                            (2,486)                 (2,850)
                                                                              -------                --------
     Total stockholders' equity                                                 9,363                   8,873
                                                                              -------                --------
          Total liabilities and stockholders' equity                          $98,757                $101,466
                                                                              =======                ========

   See notes to condensed consolidated financial statements.

                                D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                              Condensed Consolidated Statements of Operations
                                                (Unaudited)
                               (In thousands, except share and per share data)

                                                                                   Three Months Ended
                                                                            June 30,                June 30,
                                                                              1997                    1996
                                                                            --------                --------
Net sales                                                                  $ 144,473               $ 106,409
Cost of sales                                                                138,457                 101,213
                                                                           ---------               ---------
     Gross profit                                                              6,016                   5,196

Operating expenses                                                             4,769                   4,170
                                                                           ---------               ---------
     Income from operations                                                    1,247                   1,026

Other income (expense):
Interest expense, net                                                           (820)                   (835)
Other, net                                                                       216                      34
                                                                           ---------               ---------
                                                                                (604)                   (801)
                                                                           ---------               ---------

     Income before income tax  provision                                         643                     225
Income tax provision                                                             280                     112
                                                                           ---------               ---------
     Net income                                                            $     363               $     113
                                                                           =========               =========



Earnings per common share:

Primary earnings per share                                                     $0.12                   $0.04
Fully diluted earnings per share                                               $0.11                   $0.04

Primary common shares outstanding                                          3,117,451               3,093,875
Fully diluted common shares outstanding                                    3,654,416               3,093,875

   See notes to condensed consolidated financial statements.


                                                                   Page 5 of 13

                         D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
                       Condensed Consolidated Statements of Cash Flows
                                        (Unaudited)
                                       (In thousands)
                                                                                    Three Months Ended
                                                                             June 30,                June 30,
                                                                              1997                    1996
                                                                             --------                --------
Cash flows from operating activities:
Net income                                                                  $    363                $    113
Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                                               20                      18
Depreciation and amortization                                                    384                     395
Stock option and warrant expense                                                  77                       1
Gain from sale of assets                                                        (217)                     --
Equity in net income of affiliated company                                       (51)                    (34)
Increase in accounts receivable, net                                          (7,069)                   (522)
Decrease in inventories                                                        8,600                   3,136
(Increase) decrease in other current assets                                     (295)                     64
Increase (decrease) in accounts payable                                        6,664                  (1,268)
Increase in accrued expenses                                                      52                     726
Other, net                                                                        (6)                     11
                                                                            --------                --------
Cash flows from operating activities                                           8,522                   2,640

Cash flows from investing activities:

Proceeds from sale of assets                                                     956                      --
Purchases of property and equipment                                             (180)                   (152)
                                                                            --------                --------
Cash flows from investing activities                                             776                    (152)

Cash flows from financing activities:

Borrowings under revolving line of credit                                     82,138                  69,816
Repayments under revolving line of credit                                    (91,990)                (73,062)
Payments  of long-term debt                                                       (2)                     --
Payments of capital lease obligations                                            (10)                    (22)
Proceeds from exercise of stock options                                           --                      30
                                                                            --------                --------
Cash flows from financing activities                                          (9,864)                 (3,238)

Decrease in cash                                                                (566)                   (750)
Cash, beginning of period                                                      2,212                   1,947
                                                                            --------                --------
Cash, end of period                                                         $  1,646                $  1,197
                                                                            ========                ========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
     Interest                                                               $  1,029                $    782
     Income taxes                                                                 31                      10

   See notes to condensed consolidated financial statements.

                D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor. From facilities in Missouri, Kentucky and Minnesota, the Company distributes a broad range of pharmaceuticals and related products to its customers in 20 states. The Company focuses primarily on a target market sector, which includes independent retail, institutional, mail-order, franchise, chain store and alternate site pharmacies in the Midwest and South. The Company operates in one business segment. The Company also owns a 50% equity interest in Pharmaceutical Buyers, Inc.
         (PBI), a group purchasing organization with approximately 2,200 members nationwide.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for a full twelve month fiscal year.

         The financial results for the Company's wholly-owned subsidiary, Viking Computer Services (Viking), for the three month period ended June 30, 1996, previously included in other, net in the condensed consolidated statements of operations, have been reclassified to the appropriate line items to be consistent with the current period presentation.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the fiscal year ended March 28, 1997 contained in the Company's 1997 Annual Report to Stockholders.

Note 2. In May 1997, under the provisions of its Long-Term Incentive Plan and its 1993 Stock Option Plan, the Company granted non-qualified stock options for an aggregate of 34,000 and 52,000 shares of common stock to certain executives and key employees at an exercise price of $5.625 per share. The exercise price of all options granted pursuant to the two plans was equal to the fair market value of the stock on the date of grant. Stock options granted under the Long-Term Incentive Plan are generally not exercisable earlier than six months from the date of grant, nor later than ten years from the date of grant. Stock options granted under the 1993 Stock Option Plan are immediately exercisable from the date of grant and expire not later than ten years from the date of grant.

            The following sets forth a summary of the options outstanding under the Company's Long Term Incentive Plan and the 1993 Stock Option
            Plan:

                                                                   WEIGHTED AVERAGE
                                                     NUMBER OF     ----------------
                                                      SHARES        EXERCISE PRICE
                                                     ---------     ----------------
           OUTSTANDING AT MARCH 28, 1997              206,699            $3.84
           GRANTED MAY 1997                            86,000            $5.625
                                                      -------
           OUTSTANDING AT JUNE 30, 1997               292,699            $4.36
                                                      =======

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

Note 4. In May 1997, the Company amended the terms of its revolving line of credit such that advances bear interest at the daily London Interbank Offer Rate (LIBOR) plus 1.7%. Prior to this amendment, interest was charged at either LIBOR plus 2.5% on a specified portion of the debt for one-, three- or six-month periods or at the prime rate plus .75%. The Company now also has an option to pay interest on the obligation at prime plus .5% per annum. At June 30, 1997 and March 28, 1997, the borrowing base formula amounted to $49,996,000 and $50,712,000, respectively. At June 30, 1997 and March 28, 1997, the unused portion of the line of credit amounted to $19,349,000 and $10,212,000, respectively.

Note 5. In June 1997, the Company sold a former distribution facility in Duluth, MN, with a carrying value of approximately $717,000, for cash proceeds of approximately $934,000. The net gain on the transaction of $217,000 was included in other, net in the condensed consolidated statements of operations for the three-month period ended June
         30, 1997.

Note 6. In June 1997, the Company extended its supply agreement with its largest customer through September 15, 1997. This customer represented 18.3% and 21.3%, respectively, of the Company's net sales for the three-month periods ended June 30, 1997 and 1996. The Company is uncertain as to the likelihood of the supply agreement being extended beyond the current expiration date. In addition, the Company has been advised that a third party has agreed to purchase substantially all of the assets of such customer and, if such purchase is completed, that such purchaser would secure a new supplier.

         The Company believes that all amounts payable by the customer, which represented 35.4% of the Company's net accounts receivable balance at June 30, 1997, will be fully collectible. However, the inability to collect amounts due from this customer in the future could have a material adverse effect on the Company's results of operations and financial position.


Note 7. The Company accounts for its investment in PBI under the equity method. The Company's equity in the net income of PBI totaled $51,000 and $34,000, respectively, for the three-month periods ended June 30, 1997 and 1996. Summarized balance sheet information (unaudited) for PBI for the three-month period ended March 31, 1997 included current assets of $2.7 million, noncurrent assets of $1.1 million, current liabilities of $1.7 million and noncurrent liabilities of $7.1 million. Summarized income statement information (unaudited) for PBI for the three-month periods ended March 31, 1997 and 1996 included net revenues of $1.4 million and $1.2 million, respectively, and net income of $0.3 million and $0.2 million, respectively.

Note 8. In June 1997, the exercise period of 70,000 vested stock purchase warrants previously issued to an independent research firm was extended to June 1998 as consideration for the issuance of an updated research report. The remaining terms of the warrants were unchanged. The
         Company recorded expenses of $77,000 and credited additional paid-in capital to reflect the incremental fair market value of the warrants for the change in exercise period.

Note 9. On June 30, 1997, the Company filed a Current Report on Form 8-K announcing that it would change from a fiscal year ending the Friday closest to March 31 in each year to a fiscal year ending June 30 of each year. The Company has included the unaudited financial statements for the transition period from March 29, 1997 to June 30, 1997 on this Form 10-Q, and began its first full fiscal year on the new basis on July 1, 1997.

Note 10. On August 11, 1997, the Company announced that it had signed a letter of intent to acquire Associated Pharmacies, Inc. (API), a Little Rock, Arkansas based wholesale pharmaceutical distributor which is owned by approximately 35 independent retail pharmacies. The purchase price of the transaction is approximately $1.7 million, consisting of cash and subordinated promissory notes of the Company. In connection with the transaction, the Company will enter into multi-year supply agreements with each of the former shareholders of API. The closing of the transaction is subject to execution of a definitive purchase agreement and the completion of due diligence by the parties.

                  D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of June 30, 1997 and March 28, 1997, and in the condensed consolidated statements of operations for the three-month periods ended June 30, 1997 and June 30, 1996, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1997 Annual Report to Stockholders.

         Results of Operations:
         ---------------------

         Net Sales Net sales increased $38.1 million or 35.8% for the quarter.
         ---------
         Mail-order sales increased $18.7 million due to the addition of a mail-order service and prescription management customer in the second quarter of the prior year, while chain drug sales, hospital sales and independent pharmacy sales improved by $5.8 million, $3.0 million and $10.4 million, respectively. The increase in chain sales was realized primarily from increased sales to a large drug store chain and, to a lesser extent, other drug store chain accounts. The hospital sales increase was realized from new and existing hospital and clinic and nursing home accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts, including $3.0 million from an independent, retail purchasing association added as a customer in the June quarter. First quarter franchise store sales increased by $.2 million.

         Gross Profit Gross profit increased 15.8% to $6.0 million for the
         ------------
         quarter. As a percentage of net sales, gross margin decreased from 4.88% to 4.16% for the three-month period compared to the corresponding period in the previous fiscal year. The decrease in gross margin percentage was due to the increase in the proportion of sales to lower margin chain drug store accounts and hospitals coupled with sales to the new mail-order customer which yield lower gross margin percentages but generate favorable working capital benefits. The Company believes the trend towards reduced gross margin percentages has been driven by continuing price competition in the wholesale drug distribution industry.

         Operating Expenses  Operating expenses increased $0.6 million or 14.4%
         ------------------
         to $4.8 million for the quarter. As a percentage of net sales, operating expenses decreased from 3.92% to 3.30% for the current three-month period as compared to the corresponding period of the prior year. The increase in operating expenses for the three-month period resulted primarily from the additional costs associated with the increased sales activity at each division, higher employee benefits costs and incremental stock purchase warrant expense.

         Interest Expense, Net Net interest expense decreased $15,000 or 1.9%
         ---------------------
         for the quarter ended June 30, 1997. As a percentage of net sales, net interest expense decreased from 0.78% to 0.57% for the three-month period. The decrease in net interest expense was primarily the result of average reduced borrowings compared to the corresponding period of the prior fiscal year coupled with the amended terms of the Company's senior debt agreement in May, 1997 which reduced the interest rate on the line of credit to the LIBO rate plus 1.7%.

         Other, Net Other income, net increased to $216,000 for the most recent
         ----------
         three-month period ended June 30, 1997 compared to $34,000 for the corresponding period in the prior fiscal year. The increase in other income, net was primarily due to the $217,000 gain realized from the sale of a former distribution facility in Duluth, Minnesota in June, 1997.

         Effects of Inflation and LIFO Accounting The effects of price
         ----------------------------------------
         inflation, measured by the excess of LIFO costs over FIFO costs, were $60,000 and $122,000, respectively, for the three months ended June 30, 1997 and 1996. The decrease in the provision for LIFO in the recent three-month period was due primarily to the lower rate of product price inflation experienced in the Company's pharmaceutical inventories and the reduction in inventory levels for the period.

         Provision for Income Taxes The Company's effective income tax rate of
         --------------------------
         43.5%, which was applied to pretax income in the three month-period ended June 30, 1997, is the rate expected to be applicable for the short fiscal year ended that date. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and the effect of state income taxes.

         Financial Condition:
         -------------------

         Liquidity and Capital Resources The Company's working capital
         -------------------------------
         requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                                               June 30,                March 28,
                                                                 1997                    1997
                                                                 ----                    ----
            Working capital (000's)                              $15,803                 $24,270
            Current ratio                                      1.27 to 1               1.48 to 1
            Working capital to assets                           .22 to 1                .24 to 1
            Net debt to FIFO equity                             .54 to 1                .65 to 1

         The decrease in working capital was due primarily to a net increase in cash and accounts receivable of $6.5 million offset by an $8.6 million decrease in inventories coupled with a $6.7 million increase in accounts payable. The increase in accounts receivable was due to higher net sales during the current quarter and the impact of a temporary paydown of $5 million received from the Company's largest customer in late March, 1997 pursuant to the Company's supply agreement. The account receivable from such customer subsequently was increased in April, 1997. The decrease in inventories was due to the depletion of seasonal purchases of inventory made prior to the end of fiscal year 1997. The increase in accounts payable reflects the timing of cash disbursements.

         The Company invested $180,000 in capital assets in the three-month period ended June 30, 1997. Management information systems enhancements accounted for $93,000 of this total. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

         At June 30, 1997, the revolving line of credit provided a maximum borrowing capacity of $50,000,000 plus a supplemental facility of up to $10,000,000 during the months of November through June of each year. At June 30, 1997 and March 28, 1997, the unused portion of the line of credit amounted to $19,349,000 and $10,212,000, respectively. Management believes that, together with internally generated funds, the Company's capital resources will be sufficient to meet the Company's foreseeable capital requirements.

         Approximately $77,000 has been credited to paid-in-capital during the three-month period ended June 30, 1997 to reflect incremental expense arising from the extension of the exercise period of previously issued and fully vested stock purchase warrants. In addition, stockholders' equity for the current period reflects the issuance of 11,500 shares of Company common stock valued at approximately $50,000 contributed to the Company's 401(K) plan as the employer's matching obligation for plan year 1996.

                  D & K WHOLESALE DRUG, INC. AND SUBSIDIARIES



Part II.  Other Information
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  27 - Financial Data Schedule


          (b)     Reports on Form 8-K

                  See Note 9 in Item 1 of this Form 10-Q.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   D & K WHOLESALE DRUG, INC.





Date: August 13, 1997              By:   /s/ J. Hord Armstrong, III
      -----------------------            -----------------------------
                                         J. Hord Armstrong, III
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Financial Officer)



                                   By:   /s/ Daniel E. Kreher
                                         -----------------------------
                                         Daniel E. Kreher
                                         Vice President
                                         Finance and Administration
                                         (Principal Accounting Officer)