Form 10-Q/A
period 1997-06-30
D & K WHOLESALE DRUG INC/DE/
filed 1997-08-18
CIK 888914

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              Amendment No. 1 on

                                 FORM 10-Q/A

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
                 (class)                       (July 31, 1997)

Part 1.   Financial Information
-------------------------------
Item 1.   Financial Statements.

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


                                                                   Page 4 of 8

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

Note 6. In June 1997, the Company extended its supply agreement with its largest customer through September 15, 1997. This customer represented 18.3% and 21.3%, respectively, of the Company's net sales for the three-month periods ended June 30, 1997 and 1996. Accounts receivable from such customer represented 35.4% of the Company's net accounts receivable balance at June 30, 1997. The Company is uncertain as to the likelihood of the supply agreement being extended beyond the current expiration date.

         In addition, the Company has been advised that a third party has agreed to purchase substantially all of the assets of such customer and the Company anticipates that, if the transaction is completed, the purchaser of the customer's assets will secure a new supplier. While sales to the customer have previously represented a significant percentage of the Company's net sales, such sales have been at lower margins and longer payment terms than other large customers and, accordingly, sales to such customer have contributed average profit to the Company's earnings and return on invested capital which are lower than that of other large customers. The Company has received assurances that its accounts receivable from this customer will be paid substantially in full at the time of the closing of such proposed sale transaction. Furthermore, if the proposed transaction is consummated and the customer secures a new supplier, the Company anticipates that its working capital needs and related borrowings would be reduced significantly and interest expense related to such borrowings would decrease accordingly. The Company expects that anticipated growth in higher margin sales to other customers will replace a substantial portion of the revenues which would be lost if the Company is replaced as a supplier to the customer and will diversify and reduce the concentration of credit risk among the Company's customers. Accordingly, the Company does not believe that the pending transaction would have a material adverse effect on its consolidated results of operations or financial condition.

         Although the inability to collect significant portions of the amounts due from such customer could have a material adverse effect on the Company's results of operations and financial position, the Company believes that, whether or not the proposed transaction is consummated, all accounts receivable due from the customer will be fully collectible.

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





Date: August 18, 1997              By:   /s/ J. Hord Armstrong, III
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