Form 10-Q
period 1997-09-30
D & K WHOLESALE DRUG INC/DE/
filed 1997-11-12
CIK 888914

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

   (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997
                                  ------------------

                                   OR

   ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                 -----------------      ------------------


Commission File No. 0-20348
                    -------

                   D & K HEALTHCARE RESOURCES, INC.
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

                   X      YES                     NO
              ----------             ----------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                3,065,717
        ----------------------------            ------------------
                  (class)                       (October 31, 1997)

          D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                 Index

                                                                                   Page No.
                                                                                   --------

Part l.  Financial Information
         ---------------------

          Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1997 and June 30, 1997                                        3

             Condensed Consolidated Statements of Operations for the
             Three Months Ended September 30, 1997 and 1996                              4

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended September 30, 1997 and 1996                              5

             Notes to Condensed Consolidated Financial Statements                      6-9

          Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     10-13

Part ll.  Other Information
         ------------------

          Item 6.  Exhibits and Reports on Form 8-K                                  14-15


Part l.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Balance Sheets
                                                (In thousands)

              Assets                                     September 30,                       June 30,
              ------                                        1997                               1997
                                                         -------------                      ------------

                                                         (Unaudited)                        (Unaudited)
Cash                                                      $    380                             $ 1,646
Receivables                                                 22,513                              29,332
Inventories                                                 53,398                              41,391
Other current assets                                         1,169                               1,152
                                                        ------------                      --------------
     Total current assets                                   77,460                              73,521
                                                        ------------                      --------------

Net property and equipment                                   5,360                               5,419
Investment in affiliated company                             4,209                               4,090
Deferred income taxes                                          889                                 889
Other assets                                                   306                                 317
Intangible assets                                           14,418                              14,521
                                                        ------------                      --------------
          Total assets                                    $102,642                             $98,757
                                                        ============                      ==============

            Liabilities and Stockholders' Equity
            ------------------------------------


Current maturities of long-term debt                      $  3,124                             $ 3,127
Accounts payable                                            61,959                              48,074
Deferred income taxes                                        3,842                               3,842
Accrued expenses                                             3,145                               2,675
                                                        ------------                      --------------
     Total current liabilities                              72,070                              57,718
                                                        ------------                      --------------

Revolving line of credit                                    19,141                              30,147
Long-term debt, excluding current maturities                 1,529                               1,529
                                                        ------------                      --------------
          Total liabilities                                 92,740                              89,394
                                                        ------------                      --------------

Stockholders' equity:
Common stock                                                    31                                  30
Paid-in capital                                             11,848                              11,819
Accumulated deficit                                         (1,977)                             (2,486)
                                                        ------------                      --------------
     Total stockholders' equity                              9,902                               9,363
                                                        ------------                      --------------
          Total liabilities and stockholders' equity      $102,642                             $98,757
                                                        ============                      ==============


                      See notes to condensed consolidated financial statements.


                   D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations
                                     (Unaudited)
                    (In thousands, except share and per share data)


                                                                  Three Months Ended
                                                       Sept. 30,                     Sept. 30,
                                                         1997                          1996
                                                    --------------                --------------

Net sales                                               $149,024                      $113,904
Cost of sales                                            142,645                       108,925
                                                    --------------                --------------
     Gross profit                                          6,379                         4,979

Operating expenses                                         5,010                         4,192
                                                    --------------                --------------
     Income from operations                                1,369                           787

Other income (expense):
Interest expense, net                                       (633)                         (770)
Other, net                                                   142                            93
                                                    --------------                --------------
                                                            (491)                         (677)
                                                    --------------                --------------

     Income before income tax provision                      878                           110
Income tax provision                                         369                            55
                                                    --------------                --------------
     Net income                                             $509                           $55
                                                    ==============                ==============




Earnings per common share:

Primary earnings per share                                 $0.16                         $0.04
Fully diluted earnings per share                           $0.14                         $0.04


Primary common shares outstanding                      3,175,395                     3,069,958
Fully diluted common shares outstanding                3,757,916                     3,069,958



                       See notes to condensed consolidated financial statements.


                                                                Page 5 of 15

                             D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                              Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)
                                             (In thousands)

                                                                                       Three Months Ended
                                                                             Sept. 30,                     Sept. 30,
                                                                               1997                          1996
                                                                           ------------                  ------------

Cash flows from operating activities:
Net income                                                                       $509                           $55
Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                                                18                            18
Depreciation and amortization                                                     387                           365
Stock option and warrant expense                                                   --                             1
Gain from sale of assets                                                           (3)                           (3)
Equity in net income of affiliated company                                       (119)                          (84)
(Increase) decrease in accounts receivable, net                                 6,819                        (3,152)
(Increase) decrease in inventories                                            (12,007)                          985
Decrease in income tax receivable                                                  --                           402
Increase in other current assets                                                  (25)                         (372)
Increase in accounts payable                                                   13,885                         7,782
Increase (decrease) in accrued expenses                                           476                           (67)
Other, net                                                                          1                             8
                                                                          ------------                  ------------
Cash flows from operating activities                                            9,941                         6,028

Cash flows from investing activities:

Proceeds from sale of assets                                                        3                            --
Purchases of property and equipment                                              (224)                         (184)
                                                                          ------------                  ------------
Cash flows from investing activities                                             (221)                         (184)

Cash flows from financing activities:

Borrowings under revolving line of credit                                      85,059                        61,934
Repayments under revolving line of credit                                     (96,065)                      (65,689)
Payments of long-term debt                                                         (1)                          (23)
Payments of capital lease obligations                                              (2)                          (23)
Proceeds from exercise of stock options                                            23                            64
                                                                          ------------                  ------------
Cash flows from financing activities                                          (10,986)                       (3,737)

Increase (decrease) in cash                                                    (1,266)                        2,107
Cash, beginning of period                                                       1,646                         1,197
                                                                          ------------                  ------------
Cash, end of period                                                              $380                        $3,304
                                                                          ============                  ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
     Interest                                                                    $687                        $1,041
     Income taxes                                                                 261                           154


                            See notes to condensed consolidated financial statements.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

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

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year.

          Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

          These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the fiscal year ended March 28, 1997 contained in the Company's 1997 Annual Report to Stockholders.

Note 2.   As discussed in the Company's Proxy Statement dated July 11, 1997, the Company's Board of Directors unanimously approved a proposed amendment to its articles of incorporation to change the Company's corporate name from D & K Wholesale Drug, Inc. to "D & K Healthcare
          Resources, Inc".   On August 14, 1997 the Company's  stockholders
          approved the amendment. The amendment was effective on August 22, 1997 after being approved by the Secretary of State of the State of Delaware.

Note 3. On June 30, 1997, the Company filed a Current Report on Form 8-K announcing that it would change from a fiscal year ending the Friday closest to March 31 in each year to a fiscal year ending June 30 of each year. The Company began its first full fiscal year on the new basis on July 1, 1997. The Company presented the unaudited financial statements for the period of March 29, 1997 to June 30, 1997 on its Form 10-Q Transition Report dated August 13, 1997. Accordingly, the unaudited Condensed Consolidated Balance Sheet at June 30, 1997 has been included on this Form 10-Q.

Note 4. In August 1997, under the provisions of its Long-Term Incentive Plan and its 1993 Stock Option Plan, the Company granted non-qualified stock options for an aggregate of 66,999 and 30,000 shares, respectively, of common stock to certain executives and key employees at an exercise price of $6.625 per share. The exercise price of all options granted pursuant to the two plans was equal to the fair market value of the stock on the date of grant. Stock options granted under the Long-Term Incentive Plan are generally not exercisable earlier than six months from the date of grant, nor later than ten years from the date of grant. Stock options granted under the 1993 Stock Option Plan are immediately exercisable from the date of grant and expire not later than ten years from the date of grant.

          The following sets forth a summary of the options outstanding under the Company's Long Term Incentive Plan and the 1993 Stock Option
          Plan:

                                                               WEIGHTED AVERAGE
                                                  NUMBER OF   ------------------
                                                    SHARES      EXERCISE PRICE
                                                --------------------------------

           OUTSTANDING AT JUNE 30, 1997            292,699         $4.36
           GRANTED AUGUST 1997                      96,999        $6.625
           EXERCISED JULY THROUGH SEPT. 1997        (6,500)        $3.58
                                                ------------

           OUTSTANDING AT SEPTEMBER 30, 1997       383,198         $4.95
                                                ============


Note 5. Primary earnings per common share are computed by dividing net income by the sum of: (1) the weighted average number of common shares outstanding during the period; and (2) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method). Fully diluted earnings per common share are computed using the components mentioned above for the primary computation with the addition of common shares issuable upon conversion of the Company's 11% convertible subordinated notes.
          The fully diluted computation adds back to income interest on the 11% convertible subordinated notes and deducts the related income tax effect as if such notes had been converted into common stock at the beginning of the period. The holder of the 11% convertible subordinated notes has indicated that the debt will be converted to 530,980 shares of the Company's common stock upon its maturity in December 1997.

Note 6. In May 1997, the Company amended the terms of its revolving line of credit such that advances bear interest at the daily London Interbank Offer Rate (LIBOR) plus 1.7%. The Company also has the option to pay interest on the obligation at prime plus .5% per annum. At September 30, 1997 and June 30, 1997, the borrowing base formula amounted to $55,110,000 and $49,996,000, respectively. At September 30, 1997 and June 30, 1997, the unused portion of the line of credit amounted to $30,359,000 and $19,349,000, respectively.

Note 7. On September 30, 1997, the Company was advised that a third party had acquired substantially all of the assets of its then largest customer and that the third party has secured a new supplier. On September 30, 1997, the Company collected the entire amount of its accounts receivable due from this customer, which amounted to approximately $9.5 million. The funds were used to pay down the Company's revolving line of credit. On October 1, 1997, the Company filed a current report on Form 8-K relating to this development.

          This customer had represented 16.8% and 20.0%, respectively, of the Company's net sales for the three-month periods ended September 30, 1997 and 1996. Despite the revenues the Company had derived from such customer, it had represented a below average profit contribution to the Company as well as above average extended payment terms compared to other large customers of the Company.
          The Company anticipates that its working capital needs and related borrowings will be reduced significantly and interest expense related to such borrowings will decrease accordingly. The Company expects that anticipated growth in higher margin sales to existing and new customers, including approximately 20 independent retail pharmacies (formerly shareholders of Associated Pharmacies, Inc. - see Note 9 below) and a large grocery store pharmacy chain, will
          replace a substantial portion of the lost revenues.    Accordingly,
          the Company does not believe that the loss of such customer will have a material adverse effect on its consolidated results of operations or financial condition.

Note 8. The Company accounts for its investment in PBI under the equity method. The Company's equity in the net income of PBI totaled $119,000 and $84,000, respectively, for the three-month periods ended September 30, 1997 and 1996. Summarized balance sheet information (unaudited) for PBI at September 30, 1997 included current assets of $2.8 million, noncurrent assets of $1.0 million, current liabilities of $1.2 million and noncurrent liabilities of $7.0 million. Summarized income statement information (unaudited) for PBI for the three-month periods ended September 30, 1997 and 1996 included net revenues of $1.5 million and $1.4 million, respectively, and net income of $0.4 million and $0.3 million, respectively.

Note 9. On October 14, 1997, the Company completed the acquisition of 100% of the capital stock of Associated Pharmacies, Inc. (API), a Little Rock, Arkansas based wholesale pharmaceutical distributor which was owned by approximately 38 shareholders, including approximately 20 independent retail pharmacies. In connection with the acquisition, the Company entered into multi-year supply agreements with approximately 20 of the former shareholders of API. The purchase price of the transaction was $1.1 million, consisting of cash of $0.8 million and subordinated promissory notes of $0.3 million issued by the Company.

Note 10 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The Company is required to adopt the provisions of SFAS 128 during the quarter ended December 31, 1997 and all prior period earnings per share data presented will be restated. The adoption of SFAS 128 is not expected to have a significant impact on the Company's previously reported or prospective earnings per share amounts.

Note 11 The Company is currently in the process of evaluating several information system improvement initiatives. These initiatives include the conversion of certain Company computer systems to be Year 2000 compliant. The Company does not believe that these Year 2000 costs will have a significant impact on its consolidated results of operations or financial condition.

           D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 1997 and June 30, 1997, and in the condensed consolidated statements of operations for the three-month periods ended September 30, 1997 and 1996, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1997 Annual Report to Stockholders.

          Statements contained in this Report that state the Company's or management's intentions, expectations, beliefs or predictions about future events, including expected reductions in interest expense, tax rates and capital resources, are forward-looking statements and are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those contained in such forward-looking statements due to a number of factors, including without limitation, increases in interest rates or the level of Company borrowings, changes in tax laws, the nature of the wholesale pharmaceutical drug distribution industry, the evolving business and regulatory environment of the healthcare industry and changes in the Company's business and capital needs.

          Results of Operations:
          ---------------------

          Net Sales  Net sales increased $35.1 million or 30.8% for the
          ---------
          quarter. All major classes of trade experienced sales increases for the current three-month period compared to the corresponding period in the prior fiscal year. Most notably, mail-order sales increased $8.9 million due to the addition of a mail-order service and prescription management customer in August 1996, while chain drug sales, hospital sales and independent pharmacy sales improved by $6.4 million, $4.8 million and $14.8 million, respectively. The increase in chain sales was realized primarily from increased sales to various existing drug store chain accounts. The hospital sales increase was realized from new and existing hospital, clinic and nursing home accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts, including $9.9 million from an independent, retail purchasing association added as a customer in May 1997. Franchise store sales increased by $0.2 million for the quarter. Incremental sales to certain customers who were announced during the last month of the quarter were not significant in the current three-month period.

          Gross Profit  Gross profit increased 28.1% to $6.4 million for
          ------------
          the quarter. As a percentage of net sales, gross margin decreased from 4.37% to 4.28% for the three-month period compared to the corresponding period in the previous fiscal year. The decrease in gross margin percentage was due to the increase in the proportion of sales to lower margin customers, including chain drug store accounts, hospitals and a mail-order customer. The Company believes that continuing price competition in the wholesale drug distribution industry has driven the trend towards reduced gross margin percentages. The gross margin computed on a first-in, first-out (FIFO) basis increased from 4.38% to 4.41% for the quarter which reflects the favorable impact of changes in the Company's sales mix toward higher margin products.

          Operating Expenses   Operating expenses increased $0.8 million or
          ------------------
          19.5% to $5.0 million for the quarter. As a percentage of net sales, operating expenses decreased from 3.68% to 3.36% for the current three-month period as compared to the corresponding period of the prior year. The increase in operating expenses for the three-month period resulted primarily from incremental warehouse and distribution costs associated with the increased sales activity at each division, higher corporate operating expenses related to additional personnel in the purchasing, sales, information services and general and administrative areas and legal fees associated with the conclusion of the Company's relationship with its previously largest customer.

          Interest Expense, Net  Net interest expense decreased $138,000 or
          ---------------------
          17.9% for the quarter. As a percentage of net sales, net interest expense decreased from 0.68% to 0.42% for the three-month period. The decrease in net interest expense was primarily the result of reduced average borrowings compared to the corresponding period of the prior fiscal year coupled with the amended terms of the Company's senior debt agreement in May 1997 which reduced the interest rate on the line of credit to the LIBO rate plus 1.7%.
          The receipt of the approximate $9.5 million accounts receivable balance from the Company's previously largest customer at September 30, 1997 is expected to further reduce interest expense prospectively.

          Other Income, Net  Other income, net increased to $142,000 for
          -----------------
          the quarter ended September 30, 1997 compared to $93,000 for the corresponding period in the prior fiscal year. The increase in other income, net was primarily due to higher earnings from the Company's equity interest in PBI.

          Effects of Inflation and LIFO Accounting  The effects of price
          ----------------------------------------
          inflation, measured by the excess of LIFO costs over FIFO costs, were $190,000 and $15,000, respectively, for the three months ended September 30, 1997 and 1996. The increase in the provision for LIFO in the recent three-month period was due primarily to the increase in inventory levels for the period as compared to the corresponding period in the prior fiscal year.

          Provision for Income Taxes  The Company's effective income tax
          --------------------------
          rate of 42.0%, which was applied to pretax income in the three month-period ended September 30, 1997, is the rate expected to be applicable for the full fiscal year ending June 30, 1998. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and the effect of state income taxes.


          Financial Condition:
          -------------------

          Liquidity and Capital Resources  The Company's working capital
          -------------------------------
          requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                           September 30,               June 30,
                                               1997                     1997
                                               ----                     ----
      Working capital (000's)                  $ 5,390                 $15,803
      Current ratio                          1.07 to 1               1.27 to 1
      Working capital to assets               .05 to 1                .22 to 1
      Net debt to FIFO equity                 .47 to 1                .54 to 1


          The decrease in working capital was due primarily to a net decrease in cash and accounts receivable of $8.1 million coupled with a $13.9 million increase in accounts payable offset by a $12.0 million increase in inventories. The decrease in accounts receivable was primarily due to the collection of the $9.5 million accounts receivable due from the Company's previously largest customer at September 30, 1997 offset by an increase in net sales. The increase in accounts payable reflects the timing of cash disbursements and the improved utilization of trade credit in providing working capital.
          The increase in inventories was due to the increased level of business and the expansion of inventory procurement opportunities during the current quarter. The favorable trend in working capital generated net cash flows from operating activities of $9.9 million for the three-month period ended September 30, 1997 as compared to $6.0 million in the corresponding period in the prior fiscal year.

          The Company invested $224,000 in capital assets in the three-month period ended September 30, 1997 as compared to $184,000 in the corresponding period in the prior fiscal year. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

          Cash flows used in financing activities totaled $11.0 million in the three-month period ended September 30, 1997 as compared to $3.7 million used in the corresponding period in the prior fiscal year.
          The increase in cash used for financing activities reflects the timing of cash disbursements and the September 30, 1997 receipt, and subsequent paydown on the line of credit, of the $9.5 million outstanding accounts receivable balance from a former customer as noted above. At September 30, 1997, the revolving line of credit provided a maximum borrowing capacity of $50,000,000 plus a supplemental facility of up to $10,000,000 during the months of November through June of each year. At September 30, 1997 and June 30, 1997, the unused portion of the line of credit amounted to $30,359,000 and $19,349,000, respectively. To support its continuing growth, the Company's existing line of credit has been amended, effective November 4, 1997, to provide a maximum borrowing capacity of $70,000,000 plus a supplemental facility of up to $5,000,000 during the months of November through June of each year. Management believes that, together with internally generated funds, the Company's capital resources will be sufficient to meet its foreseeable capital requirements.

          D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES



Part ll.  Other Information
-------  ------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27 - Financial Data Schedule


         (b)   Reports on Form 8-K

               Current Report on Form 8-K relating to a development regarding a major customer, dated October 1, 1997.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        D & K HEALTHCARE RESOURCES, INC.





Date:  November 10, 1997               By:    /s/ J. Hord Armstrong, III
       --------------------                   --------------------------------
                                              J. Hord Armstrong, III
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Financial Officer)



                                        By:  /s/ Daniel E. Kreher
                                             ---------------------------------
                                             Daniel E. Kreher
                                             Vice President
                                             Finance and Administration
                                             (Principal Accounting Officer)