Form 10-Q
period 1997-12-31
D & K HEALTHCARE RESOURCES INC
filed 1998-02-13
CIK 888914

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X)             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

                                      OR

(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                 ---------------      --------------

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

                    X      YES                         NO
              --------------               ------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                       3,603,195
    ----------------------------                 ---------------------
             (class)                               (January 31, 1998)

                   D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                     Index
                                                                                    Page No.
                                                                                    --------


Part I.  Financial Information
         ---------------------

           Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
               December 31, 1997 and June 30, 1997                                      3

               Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended December 31, 1997 and 1996                    4

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 1997 and 1996                              5

               Notes to Condensed Consolidated Financial Statements                   6-10

           Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   11-15

Part II.  Other Information
          -----------------

           Item 6.  Exhibits and Reports on Form 8-K                                 16-17

Part I.   Financial Information
          ---------------------

Item 1.   Financial Statements.

                                    D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                                     (In thousands)
                             Assets                                        Dec. 31,       June 30,
                             ------                                          1997           1997
                                                                        -------------   -------------
                                                                         (Unaudited)     (Unaudited)

 Cash                                                                        $1,576         $1,646
 Receivables                                                                 25,081         29,332
 Inventories                                                                 77,915         41,391
 Other current assets                                                         1,793          1,152
                                                                        -------------   ------------
      Total current assets                                                  106,365         73,521
                                                                        -------------   ------------

 Net property and equipment                                                   6,061          5,419
 Investment in 50% owned company                                              4,290          4,090
 Deferred income taxes                                                          769            889
 Other assets                                                                   279            317
 Intangible assets                                                           14,779         14,521
                                                                        -------------   ------------
           Total assets                                                    $132,543        $98,757
                                                                        =============   ============

                 Liabilities and Stockholders' Equity
                 ------------------------------------

 Current maturities of long-term debt                                          $893         $3,127
 Accounts payable                                                            55,926         48,074
 Deferred income taxes                                                        3,678          3,842
 Accrued expenses                                                             3,094          2,675
                                                                        -------------   ------------
      Total current liabilities                                              63,591         57,718
                                                                        -------------   ------------

 Revolving line of credit                                                    55,403         30,147
 Long-term debt, excluding current maturities                                 1,156          1,529
                                                                        -------------   ------------
           Total liabilities                                                120,150         89,394
                                                                        -------------   ------------

 Stockholders' equity:
 Common stock                                                                    36             30
 Paid-in capital                                                             13,622         11,819
 Accumulated deficit                                                         (1,265)        (2,486)
                                                                        -------------   ------------
      Total stockholders' equity                                             12,393          9,363
                                                                        -------------   ------------
           Total liabilities and stockholders' equity                      $132,543        $98,757
                                                                        =============   ============




                         See notes to condensed consolidated financial statements.

                                   D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Operations
                                                      (Unaudited)
                                    (In thousands, except share and per share data)

                                                       Three Months Ended                   Six Months Ended
                                                   Dec. 31,          Dec. 31,          Dec. 31,          Dec. 31,
                                                     1997              1996              1997              1996
                                                 ------------      ------------      ------------      ------------
 Net sales                                         $138,570          $130,756          $287,594          $244,660
 Cost of sales                                      131,754           125,351           274,399           234,276
                                                 ------------      ------------      ------------      ------------
      Gross profit                                    6,816             5,405            13,195            10,384

 Operating expenses                                   4,892             4,390             9,902             8,581
                                                 ------------      ------------      ------------      ------------
      Income from operations                          1,924             1,015             3,293             1,803

 Other income (expense):
 Interest expense, net                                 (800)             (804)           (1,433)           (1,575)
 Other, net                                             104               175               246               268
                                                 ------------      ------------      ------------      ------------
                                                       (696)             (629)           (1,187)           (1,307)
                                                 ------------      ------------      ------------      ------------

      Income before income tax  provision             1,228               386             2,106               496
 Income tax provision                                   516               192               885               247
                                                 ------------      ------------      ------------      ------------
      Net income                                       $712              $194            $1,221              $249
                                                 ============      ============      ============      ============






 Earnings per common share:

 Basic earnings per share                             $0.23             $0.06             $0.40             $0.08
 Diluted earnings per share                           $0.20             $0.06             $0.34             $0.08


 Basic common shares outstanding                  3,076,733         3,043,717         3,068,560         3,038,195
 Diluted common shares outstanding                3,789,608         3,581,916         3,748,242         3,057,988




                               See notes to condensed consolidated financial statements.

                                   D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                                     (In thousands)
                                                                    Six Months Ended
                                                               Dec. 31,          Dec. 31,
                                                                 1997              1996
                                                             ------------      -------------
 Cash flows from operating activities:
 Net income                                                      $1,221              $249
 Adjustments to reconcile net income
    to net cash flows from operating activities:
 Amortization of debt issuance costs                                 36                35
 Depreciation and amortization                                      780               736
 Gain from sale of assets                                            (6)               (5)
 Equity in net income of 50% owned company                         (200)             (245)
 (Increase) decrease in accounts receivable, net                  4,497            (6,354)
 Increase in inventories                                        (35,556)          (15,834)
 Decrease in income tax receivable                                    -               402
 Increase in other current assets                                  (652)             (405)
 Increase in accounts payable                                     7,616             9,654
 Increase in accrued expenses                                       120               192
 Other, net                                                          96               (19)
                                                             ------------      ------------
 Cash flows from operating activities                           (22,048)          (11,594)

 Cash flows from investing activities:

 Acquisition of subsidiary                                         (755)                -
 Proceeds from sale of assets                                         6                 -
 Purchases of property and equipment                               (497)           (1,653)
                                                             ------------      -------------
 Cash flows from investing activities                            (1,246)           (1,653)

 Cash flows from financing activities:

 Borrowings under revolving line of credit                      210,264           148,362
 Repayments under revolving line of credit                     (185,008)         (135,076)
 Proceeds from equipment loan                                         -             1,495
 Principal payments on long-term debt                            (2,073)           (1,178)
 Proceeds from exercise of stock options                             41                64
                                                             ------------      -------------
 Cash flows from financing activities                            23,224            13,667

 Increase (decrease) in cash                                        (70)              420
 Cash, beginning of period                                        1,646             1,197
                                                             ------------      -------------
 Cash, end of period                                             $1,576            $1,617
                                                             ============      =============

 Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for
      Interest                                                   $1,398            $1,958
      Income taxes                                                  876               202



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

            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note 4. During the first six months of fiscal 1998, under the provisions of its Long-Term Incentive Plan and its 1993 Stock Option Plan, the Company granted non-qualified stock options for an aggregate of 66,999 and 33,000 shares, respectively, of common stock to certain executives and key employees at exercise prices ranging from $6.625 to $8.125 per share.

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

            The following sets forth a summary of the options outstanding under the Company's Long-Term Incentive Plan and the 1993 Stock Option Plan:

                                                                         WEIGHTED AVERAGE
                                                       NUMBER OF         ----------------
                                                         SHARES           EXERCISE PRICE
                                                     --------------------------------------
            OUTSTANDING AT JUNE 30, 1997                 292,699               $4.36
            GRANTED                                       99,999               $6.67
            EXERCISED                                    (11,500)              $3.57

                                                     ----------------
            OUTSTANDING AT DECEMBER 31, 1997             381,198               $4.99
                                                     ================

Note 5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The Company was required to adopt the provisions of SFAS 128 during the quarter ended December 31, 1997 and all prior period earnings per share data presented have been restated.

            Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); and (2) common shares issuable upon conversion of the Company's 11% convertible subordinated notes. The diluted computation adds back to income interest on the 11% convertible subordinated notes and deducts the related income tax effect as if such notes had been converted into common stock at the beginning of the period. On December 29, 1997, the holder of the 11% convertible subordinated notes converted their remaining $1,750,000 of notes to 530,978 shares of the Company's common stock. The conversion ratio was approximately $3.30 per share.

            The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:



                                             Three Months Ended Dec. 31, 1997             Three Months Ended Dec. 31, 1996
                                        -------------------------------------------  ---------------------------------------------

                                           Income         Shares          Per-Share       Income        Shares         Per-Share
                                        (Numerator)   (Denominator)<F1>    Amount      (Numerator)  (Denominator)<F1>    Amount
                                        -----------   -----------------   ---------    -----------  -----------------  ---------
 BASIC EARNINGS PER SHARE:
 Net income available to
   Common shareholders                  $  712,181      3,076,733          $0.23       $  193,594       3,043,717         $0.06

 EFFECT OF DILUTED SECURITIES:
 Options and warrants                                     193,440                                           7,221
 Convertible subordinated debt              28,875        519,435                          28,875         530,978
                                        ----------      ---------                      ----------       ---------

 DILUTED EARNINGS PER SHARE:
 Net Income available to
   Common shareholders plus
   assumed conversions                  $  741,056      3,789,608          $0.20       $  222,469       3,581,916         $0.06
                                        ----------      ---------                      ----------       ---------


 <F1> - Outstanding shares computed on a weighted average basis








                                               Six Months Ended Dec. 31, 1997               Six Months Ended Dec. 31, 1996
                                        -------------------------------------------  ---------------------------------------------

                                           Income         Shares          Per-Share       Income        Shares         Per-Share
                                        (Numerator)   (Denominator)<F1>    Amount      (Numerator)  (Denominator)<F1>    Amount
                                        -----------   -----------------   ---------    -----------  -----------------  ---------
 BASIC EARNINGS PER SHARE:
 Net income available to
   Common shareholders                  $1,221,492      3,068,560          $0.40       $  248,772       3,038,195         $0.08

 EFFECT OF DILUTED SECURITIES:
 Options and warrants                                     154,178                                          19,793
 Convertible subordinated debt              57,750        525,504                              - <F2>          - <F2>
                                        ----------      ---------                      ----------       ---------

 DILUTED EARNINGS PER SHARE:
 Net Income available to
   Common shareholders plus
   assumed conversions                  $1,279,242      3,748,242          $0.34       $  248,772       3,057,988         $0.08
                                        ----------      ---------                      ----------       ---------

 <F1> - Outstanding shares computed on a weighted average basis

 <F2> - Effect of convertible subordinated debt was antidilutive for the six month period ended Dec. 31, 1996


Note 6. In November 1997, the Company amended the terms of its revolving line of credit to provide a maximum borrowing capacity of $70,000,000 plus a supplemental facility of up to $5,000,000 during the months of November through June of each year. In December 1997, the Company amended the terms of its revolving line of credit such that advances bear interest at the daily London Interbank Offer Rate (LIBOR) plus 1.5%. The Company also has the option to pay interest on the obligation at prime plus .5% per annum. At December 31, 1997 and June 30, 1997, the borrowing base formula amounted to $66,316,000 and $49,996,000, respectively. At December 31, 1997 and June 30, 1997, the unused portion of the line of credit amounted to $10,413,000 and $19,349,000, respectively.

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

            This customer had represented 16.8% of the Company's net sales for the three-month period ended September 30, 1997 and 19.5% of the Company's net sales for the six-month period ended December 31, 1996. Despite the revenues the Company had derived from such customer, it had represented a below average profit contribution to the Company as well as above average extended payment terms compared to other large customers of the Company. Since the successful termination of this relationship, the Company's working capital needs and borrowings related to this customer have been reduced significantly and interest expense related to such borrowings has decreased accordingly. Growth in higher margin sales to existing and new customers, including approximately 20 independent retail pharmacies (formerly shareholders of Associated Pharmacies, Inc. - see Note 9 below) and a large grocery store pharmacy chain, have replaced a
            substantial portion of the lost revenues.    Also, a portion of
            the improvement in the Company's gross margin percentage during the three-month period ended December 31, 1997 is attributable to
            this shift in sales mix.   Accordingly, the Company does not
            believe that the loss of such customer has had or will have a material adverse effect on its consolidated results of operations or financial condition.

Note 8. The Company accounts for its investment in PBI under the equity method. The Company's equity in the net income of PBI totaled $81,000 and $161,000 for the three-month periods ended December 31, 1997 and 1996, respectively. The Company's equity in the net income of PBI totaled $200,000 and $245,000 for the six-month periods ended December 31, 1997 and 1996, respectively.

            Summarized balance sheet information (unaudited) for PBI at December 31, 1997 included current assets of $3.0 million, noncurrent assets of $0.9 million, current liabilities of $1.1 million and noncurrent liabilities of $7.0 million. Summarized income statement information (unaudited) for PBI for the six-month periods ended December 31, 1997 and 1996 included net revenues of $3.0 million and $3.0 million, respectively, and net income of $0.7 million and $0.8 million, respectively.

Note 9. On October 14, 1997, the Company completed the acquisition of 100% of the capital stock of Associated Pharmacies, Inc. (API), a Little Rock, Arkansas based wholesale pharmaceutical distributor which was owned by approximately 38 shareholders, including approximately 20 independent retail pharmacies. In connection with the acquisition, the Company entered into multi-year supply agreements with the majority of the former shareholders of API. The purchase price of the transaction was $1.1 million, consisting of cash of $0.8 million and subordinated promissory notes of $0.3 million issued by the Company.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of December 31, 1997 and June 30, 1997, and in the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1997 and 1996, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1997 Annual Report to Stockholders.

            Statements contained in this Report that state the Company's or management's intentions, expectations, beliefs or predictions about future events, including expected Year 2000 compliance costs, tax rates and capital resources, are forward-looking statements and are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those contained in such forward-looking statements due to a number of factors, including without limitation, higher than anticipated software modification costs, changes in the level of Company borrowings, changes in tax laws, the nature of the wholesale pharmaceutical drug distribution industry, the evolving business and regulatory environment of the healthcare industry and changes in the Company's business and capital needs.

            Results of Operations:
            ---------------------

            Net Sales  Net sales increased $7.8 million, or 6.0%, for the
            ---------
            quarter ended December 31, 1997, compared to the corresponding period of the prior year. Mail-order sales increased $4.4 million due to increased sales volume of a mail-order service and prescription management customer, while hospital sales and independent pharmacy sales improved by $5.6 million and $15.3 million, respectively. The hospital sales increase was realized from new and existing hospital, clinic and nursing home accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts, including $14.1 million from an independent, retail purchasing association added as a customer in May 1997 and $2.4 million from the independent retail pharmacies formerly associated with API. Partially offsetting these sales increases was a decrease in chain store sales of $17.7 million, primarily due to the termination of the Company's relationship with a large regional chain customer on September 30, 1997 (an impact of approximately $24.9 million) offset by increased sales to other existing and new chain store customers of approximately $7.2 million. Excluding sales made to the former large regional chain customer from the three-month period in the prior year, net sales effectively increased 30.9% for the current quarter. In addition, the quarter ended December 31, 1997 contained $10.5 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statement of operations.

            Net sales increased $42.9 million, or 17.6%, for the six-month period ended December 31, 1997, compared to the corresponding period of the prior year. Mail-order sales increased $13.2 million due to increased sales volume of a mail-order service and prescription management customer added in August 1996, while hospital sales and independent pharmacy sales improved by $10.5 million and $30.1 million, respectively. The hospital sales increase was realized from new and existing hospital, clinic and nursing home accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts, including $24.0 million from an independent, retail purchasing association added as a customer in May 1997 and $2.4 million from the independent retail pharmacies formerly associated with API. Partially offsetting these sales increases was a decrease in chain store sales of $11.3 million, primarily due to the termination of the Company's relationship with a large regional chain customer on September 30, 1997 (an impact of approximately $22.4 million) offset by increased sales to other existing and new chain store customers of approximately $11.1 million. Excluding sales made to the former large regional chain customer from the six-month period in the prior year, net sales effectively increased 33.2% for the six months ended December 31, 1997. In addition, the current six-month period contained $14.0 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statement of operations.

            Gross Profit  Gross profit increased 26.1% to $6.8 million for the
            ------------
            quarter and increased 27.1% to $13.2 million for the six-month period ended December 31, 1997, compared to the corresponding periods of the prior year. As a percentage of net sales, gross margin increased from 4.13% to 4.92% for the quarter and increased from 4.24% to 4.59% for the six-month period ended December 31, 1997, compared to the corresponding periods of the prior year. The increase in gross margin percentage was due mainly to a shift in customer mix to higher margin business, higher penetration of profitable generic pharmaceutical sales, and benefits from changes in the Company's procurement strategies. The gross margin computed on a first-in, first-out
            (FIFO) basis increased from 4.33% to 5.04% for the quarter and increased from 4.36% to 4.71% for the six-month period ended December 31, 1997, compared to the corresponding periods of the prior year, which reflects the favorable impact of changes in the Company's sales mix toward higher margin products, such as generic pharmaceuticals, and the expansion of investment buying opportunities.

            Operating Expenses   Operating expenses increased $0.5 million, or
            ------------------
            11.5%, to $4.9 million for the quarter and increased $1.3 million, or 15.4%, to $9.9 million for the six-month period ended December 31, 1997, compared to the corresponding periods of the prior year. As a percentage of net sales, operating expenses increased from 3.36% to 3.53% for the quarter and decreased from 3.51% to 3.44% for the six-month period ended December 31, 1997, compared to the corresponding periods of the prior year. The increase in operating expenses for the quarter and for the six-month period ended December 31, 1997 resulted primarily from incremental warehouse and distribution costs associated with increased sales activity, higher personnel and occupancy costs related to additional managerial positions in several major functional areas of the Company, and legal fees associated with the conclusion of the Company's relationship with its previously largest customer.

            Interest Expense, Net  Net interest expense decreased $4,000 or
            ---------------------
            0.5% for the quarter and decreased $142,000 or 9.0% for the six-month period ended December 31, 1997, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense decreased from 0.61% to 0.58% for the quarter and decreased from 0.64% and to 0.50% for the six-month period ended December 31, 1997, compared to the corresponding period of the prior year. The decrease in net interest expense for the six-month period ended December 31, 1997 is primarily the result of the recent amendments in the terms of the Company's senior debt agreement which reduced the interest rate on its line of credit from LIBOR plus 2.5% down to its present level of LIBOR
            plus 1.5%.   Also, the receipt of the approximate $9.5 million
            accounts receivable balance from the Company's former largest customer at September 30, 1997 contributed to the reduction of
            interest expense.   During the current quarter, decreases in
            interest expense as a result of the above were largely offset by an increase in the average outstanding balance on the Company's revolving line of credit due to expanded business and changes in the Company's inventory procurement strategies.

            Other Income, Net  Other income, net decreased from $175,000 to
            -----------------
            $104,000 for the quarter and decreased from $268,000 to $246,000 for the six-month period ended December 31, 1997, compared to the corresponding periods of the prior year. The decrease in other income, net was primarily due to slightly lower recorded earnings from the Company's equity interest in the net income of PBI during the current quarter.

            Effects of Inflation and LIFO Accounting  The effects of price
            ----------------------------------------
            inflation, measured by the excess of LIFO costs over FIFO costs, were $170,000 and $261,000, respectively, for the three months ended December 31, 1997 and 1996, and $360,000 and $276,000, respectively, for the six-month periods ended December 31, 1997 and 1996. The decrease in the provision for LIFO in the recent three-month period was due primarily to benefits from the changes in the Company's inventory procurement strategies. These include the expansion of investment buying opportunities and relatively higher levels of generic pharmaceutical inventories which experienced price deflation in the period. The increase in the provision for LIFO for the six-month period was due primarily to the increase in sales levels for the period as compared to the corresponding period in the prior year.

            Provision for Income Taxes  The Company's effective income tax
            --------------------------
            rate of 42.0%, which was applied to pretax income in the period ended December 31, 1997, is the rate expected to be applicable for the full fiscal year ending June 30, 1998. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and the effect of state income taxes.


            Financial Condition:
            -------------------

            Liquidity and Capital Resources  The Company's working capital
            -------------------------------
            requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                                December 31,          June 30,
                                                   1997                 1997
                                                   ----                 ----
                Working capital (000's)           $42,774              $15,803
                Current ratio                   1.67 to 1            1.27 to 1
                Working capital to assets        .32 to 1             .16 to 1
                Net debt to FIFO equity          .32 to 1             .54 to 1

            The $27.0 million increase in working capital was due primarily to an increase in inventories of $36.5 million, a decrease in the current portion of long-term debt of $2.2 million, offset by a reduction in accounts receivable of $4.3 million and an increase in accounts payable of $7.9 million. The increase in inventories was due to the increased level of business and the expansion of inventory procurement opportunities during the current fiscal period. The decrease in the current portion of long-term debt is due mainly to the payoff of

            $1,083,000 of the Company's 11% subordinated debt and the conversion to common stock of $1,750,000 of the Company's 11% convertible subordinated debt on December 29, 1997. The decrease in accounts receivable was primarily due to the collection of the $9.5 million accounts receivable due from the Company's previously largest customer at September 30, 1997 offset by an increase in net sales. The increase in accounts payable reflects the timing of cash disbursements and higher inventory levels.

            The Company invested $497,000 in capital assets in the six-month period ended December 31, 1997 as compared to $1,653,000 in the corresponding period in the prior year. Investment in capital assets in the prior year primarily related to equipment and leasehold improvements for the Company's then new Cape Girardeau, Missouri distribution facility. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

            Cash flows from financing activities totaled $23.2 million in the six-month period ended December 31, 1997 as compared to $13.7 million in the corresponding period in the prior year. The current year increase is primarily due to increased borrowings as a result of an increase in inventory levels of $35.6 million, offset by the September 30, 1997 receipt, and subsequent paydown on the line of credit, of the $9.5 million outstanding accounts receivable balance from a former customer as noted above. At December 31, 1997, the revolving line of credit provided a maximum borrowing capacity of $70,000,000 plus a supplemental facility of up to $5,000,000 during the months of November through June of each year. At December 31, 1997 and June 30, 1997, the unused portion of the line of credit amounted to $10,413,000 and $19,349,000, respectively. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

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

                                       D & K HEALTHCARE RESOURCES, INC.





Date:  February 12, 1998               By: /s/ J. Hord Armstrong, III
       ------------------                 ------------------------------------
                                             J. Hord Armstrong, III
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Financial Officer)



                                       By: /s/ Daniel E. Kreher
                                          ------------------------------------
                                          Daniel E. Kreher
                                          Vice President
                                          Finance and Administration
                                          (Principal Accounting Officer)