Form 10-K405/A
period 1997-03-28
D & K HEALTHCARE RESOURCES INC
filed 1998-03-30
CIK 888914

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K/A

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

D & K Wholesale Drug, Inc.
--------------------------

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

            The Financial Statements of Pharmaceutical Buyers, Inc.
for the years ended December 31, 1997 and 1996 included as Exhibit 99 to this Annual Report on Form 10-K/A are incorporated herein by this reference.

            Schedules other than those listed above have been omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.

      (3)   Exhibits.

            See Exhibit Index.

      (b)   Reports on Form 8-K.

            None.

      (c)   See Item 14(a)(3) above.<F*>

      (d)   See Item 14(a)(2) above.<F*>


[FN]
-------
<F*>Previously filed with Form 10-K for the year ended March 28, 1997.

                                    SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        D & K HEALTHCARE RESOURCES, INC.
                                                (Registrant)


                        By    /s/ J. Hord Armstrong, III
                              -------------------------------------------------
                              J. Hord Armstrong, III, Chairman of the Board, Chief Executive Officer and Treasurer

Date:  March 30, 1998

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

Signature                              Title                                              Date
---------                              -----                                              ----
/s/ J. Hord Armstrong, III             Chairman, Chief Executive Officer,                 March 30, 1998
--------------------------------       Treasurer and Director
J. Hord Armstrong, III                 (Principal Financial Officer)


/s/ Martin D. Wilson                   President, Chief Operating Officer,                March 30, 1998
--------------------------------       Secretary and Director
Martin D. Wilson


/s/ Daniel E. Kreher                   Vice President, Finance & Administration           March 30, 1998
--------------------------------       (Principal Accounting Officer)
Daniel E. Kreher


/s/ Bryan H. Lawrence                  Director                                           March 30, 1998
--------------------------------
Bryan H. Lawrence


/s/ Elliot H. Stein                    Director                                           March 30, 1998
--------------------------------
Elliot H. Stein


/s/ Robert E. Korenblat                Director                                           March 30, 1998
--------------------------------
Robert E. Korenblat


/s/ Thomas F. Patton                   Director                                           March 30, 1998
--------------------------------
Thomas F. Patton




                                               EXHIBIT INDEX


Exhibit No.          Description                                                                      Page
-----------          -----------                                                                      ----
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

 2.4                 Stock Purchase and Redemption Agreement, dated as of November 30, 1995, by and among Pharmaceutical Buyers, Inc., J. David McCay, The J.
                     David McCay Living Trust, Robert E. Korenblat and the registrant is filed herewith.<F*>

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


Exhibit No.          Description                                                                      Page
-----------          -----------                                                                      ----
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

10.6                 Wholesale Distribution Agreement, by and between registrant and GLAXO
                     INC., filed as Exhibit 10.14 to the registrant's


Exhibit No.          Description                                                                       Page
-----------          -----------                                                                       ----
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


Exhibit No.          Description                                                                       Page
-----------          -----------                                                                       ----
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

Exhibit No.          Description                                                                       Page
-----------          -----------                                                                       ----
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


Exhibit No.          Description                                                                       Page
-----------          -----------                                                                       ----
                     year ended March 29, 1996 is incorporated herein by this reference.

10.28                Fourth Amendment to Third Amended and Restated Loan and Security
                     Agreement, dated as of May 1997, by an among Fleet Capital
                     Corporation, the registrant and Krelitz Industries, Inc. is filed herewith.<F*>

10.29                Pharmaceutical Services Agreement between Anthem Prescription
                     Management, Inc. and D&K Wholesale Drug, Inc. dated July 16, 1996, filed as Exhibit 10.1 to the registrant's Quarterly Report of Form
                     10-Q for the quarterly period ended June 30, 1996 is incorporated herein by this reference.

10.30                Loan Agreement dated as of December 23, 1996, by and among registrant,
                     Krelitz Industries, Inc. and Magna Bank, N.A. is filed herewith.<F*>

13                   Registrant's 1997 Annual Report to Stockholders is filed herewith.<F*>

21                   Subsidiaries of the registrant, filed as Exhibit 21 to the registrant's
                     Annual Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

23                   Consent of Arthur Andersen LLP is filed herewith.<F*>

99                   Pharmaceutical Buyers, Inc. Financial Statements as of December 31,
                     1997 and 1996 together with Report of Independent Public Accountants are filed herewith.

-------
<F*>Previously filed with Form 10-K for the year ended March 28, 1997.