Form 10-Q
period 1998-03-31
D & K HEALTHCARE RESOURCES INC
filed 1998-05-14
CIK 888914

                                                                   Page 1 of 17
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

(X)          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                    OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                 --------------    ---------------

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

                         X   YES                  NO
                       -----                -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $.01 par value                3,610,395
           ----------------------------             ----------------
                     (class)                        (April 30, 1998)

             D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                              Index
                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 1998 and June 30, 1997                                                 3

               Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended March 31, 1998 and
               March 28, 1997                                                                   4

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended March 31, 1998 and March 28, 1997                              5

               Notes to Condensed Consolidated Financial Statements                          6-10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       11-15

Part II.  Other Information
          -----------------

          Item 6.  Exhibits and Reports on Form 8-K                                         16-17

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheets
                                               (In thousands)
                     Assets                                                   March 31,             June 30,
                     ------                                                     1998                  1997
                                                                             -----------           -----------
                                                                             (Unaudited)           (Unaudited)
Cash                                                                          $    893               $ 1,646
Receivables                                                                     36,729                29,332
Inventories                                                                     76,722                41,391
Other current assets                                                             2,349                 1,152
                                                                              --------               -------
   Total current assets                                                        116,693                73,521
                                                                              --------               -------

Net property and equipment                                                       6,041                 5,419
Investment in affiliated company                                                 4,021                 4,090
Deferred income taxes                                                            4,071                   889
Other assets                                                                       223                   317
Intangible assets                                                               11,812                14,521
                                                                              --------               -------
      Total assets                                                            $142,861               $98,757
                                                                              ========               =======

       Liabilities and Stockholders' Equity
       ------------------------------------

Current maturities of long-term debt                                          $  2,794               $ 3,127
Accounts payable                                                                65,211                48,074
Deferred income taxes                                                            2,749                 3,842
Accrued expenses                                                                 3,749                 2,675
                                                                              --------               -------
   Total current liabilities                                                    74,503                57,718
                                                                              --------               -------

Revolving line of credit                                                        52,840                30,147
Long-term debt, excluding current maturities                                     1,994                 1,529
                                                                              --------               -------
      Total liabilities                                                        129,337                89,394
                                                                              --------               -------

Stockholders' equity:
Common stock                                                                        36                    30
Paid-in capital                                                                 13,691                11,819
Accumulated deficit                                                               (203)               (2,486)
                                                                              --------               -------
   Total stockholders' equity                                                   13,524                 9,363
                                                                              --------               -------
      Total liabilities and stockholders' equity                              $142,861               $98,757
                                                                              ========               =======

                          See notes to condensed consolidated financial statements.

                                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)
                                 (In thousands, except share and per share data)
                                                               Three Months Ended                  Nine Months Ended
                                                           March 31,          March 28,        March 31,        March 28,
                                                             1998               1997             1998             1997
                                                          ----------         ----------       ----------       ----------
    Net sales                                             $  155,314         $  128,454       $  442,908       $  373,114
    Cost of sales                                            147,240            122,394          421,639          356,670
                                                          ----------         ----------       ----------       ----------
         Gross profit                                          8,074              6,060           21,269           16,444

    Operating expenses                                         5,442              4,664           15,344           13,245
                                                          ----------         ----------       ----------       ----------
         Income from operations                                2,632              1,396            5,925            3,199

    Other income (expense):
    Interest expense, net                                       (975)              (987)          (2,408)          (2,562)
    Other, net                                                   113                150              359              418
                                                          ----------         ----------       ----------       ----------
                                                                (862)              (837)          (2,049)          (2,144)
                                                          ----------         ----------       ----------       ----------

         Income before income tax provision                    1,770                559            3,876            1,055
    Income tax provision                                         708                181            1,593              428
                                                          ----------         ----------       ----------       ----------
         Net income                                       $    1,062         $      378       $    2,283       $      627
                                                          ==========         ==========       ==========       ==========


    Earnings per common share:

    Basic earnings per share                              $     0.29         $     0.12       $     0.70       $     0.21
    Diluted earnings per share                            $     0.27         $     0.11       $     0.62       $     0.20


    Basic common shares outstanding                        3,603,448          3,044,717        3,244,501        3,039,195
    Diluted common shares outstanding                      3,873,494          3,617,942        3,789,946        3,597,451


                           See notes to condensed consolidated financial statements.

                            D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                             Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)
                                             (In thousands)
                                                                                   Nine Months Ended
                                                                          March 31, 1998         March 28, 1997
                                                                          --------------         --------------
Cash flows from operating activities:
Net income                                                                  $   2,283              $     627

Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                                                45                     55
Depreciation and amortization                                                   1,163                  1,135
Gain from sale of assets                                                          (17)                    (5)
Equity in net income of affiliated company                                       (281)                  (376)

Changes in operating assets and liabilities, net of acquisitions:

(Increase) decrease in accounts receivable, net                                (2,848)                 3,736
Increase in inventories                                                       (34,152)               (13,628)
Decrease in income tax receivable                                                   -                  1,431
Increase in other current assets                                               (1,183)                   (10)
Increase in accounts payable                                                   16,042                  5,987
Increase in accrued expenses                                                      685                    391
Other, net                                                                        126                      2
                                                                            ---------              ---------
Cash flows from operating activities                                          (18,137)                  (655)

Cash flows from investing activities

Cash paid for acquired companies                                               (1,255)                     -
Cash dividend from affiliated company                                             350                    300
Proceeds from sale of assets                                                       17                      6
Purchases of property and equipment                                              (726)                (2,045)
                                                                            ---------              ---------
Cash flows from investing activities                                           (1,614)                (1,739)

Cash flows from financing activities:

Borrowings under revolving line of credit                                     306,694                236,654
Repayments under revolving line of credit                                    (284,002)              (233,409)
Proceeds from equipment loan                                                        -                  1,495
Principal payments on long-term debt                                           (3,777)                (1,394)
Proceeds from exercise of stock options                                            83                     64
                                                                            ---------              ---------
Cash flows from financing activities                                           18,998                  3,410

Increase (decrease) in cash                                                      (753)                 1,016
Cash, beginning of period                                                       1,646                  1,197
                                                                            ---------              ---------
Cash, end of period                                                         $     893              $   2,213
                                                                            =========              =========

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for
    Interest                                                                $   2,465              $   2,907
    Income taxes                                                                1,045                 (1,099)

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

            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

            Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

            These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 1997 Annual Report to Stockholders.

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

Note 4. During the first nine months of fiscal 1998, under the provisions of its Long-Term Incentive Plan and its 1993 Stock Option Plan, the Company granted non-qualified stock options for an aggregate of 76,999 and 61,000 shares, respectively, of common stock to certain executives and key employees at exercise prices ranging from $6.625 to $13.875 per share.

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

            The following sets forth a summary of the options outstanding under the Company's Long-Term Incentive Plan and the 1993 Stock Option Plan:

                                                              WEIGHTED AVERAGE
                                               NUMBER OF    --------------------
                                                SHARES         EXERCISE PRICE
                                             -----------------------------------
OUTSTANDING AT JUNE 30, 1997                    295,199            $4.36
GRANTED                                         137,999            $8.22
EXERCISED                                       (20,700)           $4.01
                                              -----------
OUTSTANDING AT MARCH 31, 1998                   412,498            $5.66
                                              ===========

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

            Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); and (2) common shares issuable upon conversion of all convertible subordinated notes. The diluted computation adds back to income interest on all convertible subordinated notes and deducts the related income tax effect as if such notes had been converted into common stock at the beginning of the period. On December 29, 1997, the holder of 11% convertible subordinated notes converted their remaining $1,750,000 of notes into 530,978 shares of the Company's common stock. The conversion ratio was approximately $3.30 per share.

            The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:

                                              Three Months Ended March 31, 1998         Three Months Ended March 28, 1997
                                          ---------------------------------------- ------------------------------------------
                                            Income         Shares        Per-Share    Income          Shares        Per-Share
                                          (Numerator)  (Denominator)<F1>  Amount   (Numerator)   (Denominator)<F1>   Amount
                                          -----------  ----------------- --------- -----------   -----------------  ---------
BASIC EARNINGS PER SHARE:
   Net income available to
     Common shareholders                   $1,062,071      3,603,448      $0.29      $378,114        3,044,717       $0.12

EFFECT OF DILUTED SECURITIES:
   Options and warrants                                      260,068                                    42,247
   Convertible subordinated notes               1,750          9,978                   28,875          530,978
                                           ----------      ---------                 --------        ---------
DILUTED EARNINGS PER SHARE:
   Net income available to
     Common shareholders plus
     assumed conversions                   $1,063,821      3,873,494      $0.27      $406,989        3,617,942       $0.11
                                           ----------      ---------                 --------        ---------

<F1> - Outstanding shares computed on a weighted average basis


                                               Nine Months Ended March 31, 1998         Nine Months Ended March 28, 1997
                                          ----------------------------------------  ----------------------------------------
                                             Income         Shares       Per-Share    Income          Shares       Per-Share
                                          (Numerator)  (Denominator)<F1>   Amount   (Numerator)  (Denominator)<F1>  Amount
                                          -----------  ----------------- ---------  -----------  ----------------- ---------
BASIC EARNINGS PER SHARE:
Net income available to
   Common shareholders                     $2,283,498      3,244,501      $0.70      $627,114        3,039,195       $0.21

EFFECT OF DILUTED SECURITIES:
Options and warrants                                         189,475                                    27,278
Convertible subordinated notes                 59,500        355,970                   86,625          530,978
                                           ----------      ---------                 --------        ---------

DILUTED EARNINGS PER SHARE:
Net income available to
   Common shareholders plus
   Assumed conversions                     $2,342,998      3,789,946      $0.62      $713,739        3,597,451       $0.20
                                           ----------      ---------                 --------        ---------

<F1> - Outstanding shares computed on a weighted average basis


Note 6. In November 1997, the Company amended the terms of its revolving line of credit to provide a maximum borrowing capacity of $70,000,000 plus a supplemental facility of up to $5,000,000 during the months of November through June of each year. In December 1997, the Company amended the terms of its revolving line of credit such that advances bear interest at the daily London Interbank Offer Rate (LIBOR) plus 1.5%. The Company also has the option to pay interest on the obligation at prime plus .5% per annum. At March 31, 1998 and June 30, 1997, the borrowing base formula amounted to $75,000,000 and $49,996,000, respectively. At March 31, 1998 and June 30, 1997, the unused portion of the line of credit amounted to $22,161,000 and $19,349,000, respectively.

            On April 24, 1998, the Company received an additional 0.25% reduction in the interest rate as a result of improved financial performance. Effective on April 24, 1998, advances on the Company's revolving line of credit will bear interest at the daily LIBOR plus 1.25%.

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

            This customer had represented 16.8% of the Company's net sales for the three-month period ended September 30, 1997 and 19.1% of the Company's net sales for the nine-month period ended March 28, 1997. Despite the revenues the Company had derived from such customer, it had represented a below average profit contribution to the Company as well as above average extended payment terms compared to other large customers of the Company. Since the successful termination of this relationship, the Company's working capital needs and borrowings related to this customer have been reduced significantly and interest expense related to such borrowings has decreased accordingly. Growth in higher margin sales to existing and new customers in all trade classes have replaced all of the lost revenues. Also, a portion of the improvement in the Company's gross margin percentage during the periods subsequent to September 30, 1997 is attributable to this
            shift in sales mix.   Accordingly, the Company does not believe
            that the loss of such customer has had or will have a material adverse effect on its consolidated results of operations or financial condition.

Note 8. The Company accounts for its investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for PBI over the fair value of its underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $81,000 and $131,000 for the three-month periods ended March 31, 1998 and March 28, 1997, respectively ($150,000 and $200,000, respectively, before goodwill amortization). The Company's equity in the net income of PBI totaled $281,000 and $376,000 for the nine-month periods ended March 31, 1998 and March 28, 1997, respectively ($488,000 and $583,000, respectively, before goodwill amortization).

            Summarized balance sheet information (unaudited) for PBI at March 31, 1998 included current assets of $2.4 million, noncurrent assets of $0.8 million, current liabilities of $1.4 million and noncurrent liabilities of $6.3 million. Summarized income statement information (unaudited) for PBI for the nine-month periods ended March 31, 1998 and 1997 included net revenues of $4.4 million and $4.4 million, respectively, and net income of $1.0 million and $1.1 million, respectively.

            The remaining PBI shareholders have the option to convert their ownership interests in PBI into shares of the Company's common stock. The potential impact of any such conversion has been determined to be anti-dilutive in all periods presented.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of March 31, 1998 and June 30, 1997, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 1998 and March 28, 1997, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1997 Annual Report to Stockholders.

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

            Results of Operations:
            ---------------------

            Net Sales  Net sales increased $26.9 million, or 20.9%, for the
            ---------
            quarter ended March 31, 1998, compared to the corresponding period of the prior year. Mail-order sales increased $2.8 million due to increased sales volume of a mail-order service and prescription management customer, while hospital sales and independent pharmacy sales improved by $3.9 million and $21.4 million, respectively. The hospital sales increase was realized from new and existing hospital, clinic and nursing home accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts, including $14.7 million from an independent retail purchasing association added as a customer in May 1997 and $2.5 million from independent retail pharmacies formerly associated with an acquired drug wholesaler. Partially offsetting these sales increases was a net decrease in chain store sales of $1.5 million, primarily due to the termination of the Company's relationship with a large regional chain customer on September 30, 1997 (an impact of approximately $23.5 million) offset by increased sales to other existing and new chain store customers of approximately $22.0 million during the current quarter.

            Excluding sales made to the former large regional chain customer from the three-month period in the prior year, net sales effectively increased 47.9% for the current quarter. In addition, the quarter ended March 31, 1998 contained $11.1 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statement of operations.

            Net sales increased $69.8 million, or 18.7%, for the nine-month period ended March 31, 1998, compared to the corresponding period of the prior year. Mail-order sales increased $16.1 million due to increased sales volume of a mail-order service and prescription management customer added in August 1996, while hospital sales and independent pharmacy sales improved by $14.4 million and $51.5 million, respectively. The hospital sales increase was realized from new and existing hospital, clinic and nursing home accounts. The independent pharmacy sales improvement was realized from new and existing retail accounts, including $38.6 million from an independent retail purchasing association added as a customer in May 1997 and $4.9 million from independent retail pharmacies formerly associated with an acquired drug wholesaler. Partially offsetting these sales increases was a net decrease in chain store sales of $12.8 million, primarily due to the termination of the Company's relationship with a large regional chain customer on September 30, 1997 (an impact of approximately $45.9 million) offset by increased sales to other existing and new chain store customers of approximately $33.1 million. Excluding sales made to the former large regional chain customer from the nine-month period in the prior year, net sales effectively increased 38.3% for the nine months ended March 31, 1998. In addition, the current nine-month period contained $25.2 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statement of operations.

            Gross Profit  Gross profit increased 33.2% to $8.1 million for
            ------------
            the quarter and increased 29.3% to $21.3 million for the nine-month period ended March 31, 1998, compared to the corresponding periods of the prior year. As a percentage of net sales, gross margin increased from 4.72% to 5.20% for the quarter and increased from 4.41% to 4.80% for the nine-month period ended March 31, 1998, compared to the corresponding periods of the prior year. The increase in gross margin percentage was due mainly to a shift in customer mix to higher margin business, higher penetration of profitable generic pharmaceutical sales, and benefits from changes in the Company's procurement strategies. The gross margin computed on a first-in, first-out
            (FIFO) basis increased from 5.32% to 5.56% for the quarter and increased from 4.69% to 5.01% for the nine-month period ended March 31, 1998, compared to the corresponding periods of the prior year, which reflects the favorable impact of changes in the Company's sales mix toward higher margin products, such as generic pharmaceuticals, and the expansion of investment buying opportunities.

            Operating Expenses  Operating expenses increased $0.8 million,
            ------------------
            or 16.7%, to $5.4 million for the quarter and increased $2.1 million, or 15.8%, to $15.3 million for the nine-month period ended March 31, 1998, compared to the corresponding periods of the prior year. As a percentage of net sales, operating expenses decreased from 3.63% to 3.50% for the quarter and decreased from 3.55% to 3.46% for the nine-month period ended March 31, 1998, compared to the corresponding periods of the prior year. The increase in operating expenses for the quarter and for the nine-month period ended March 31, 1998 resulted primarily from incremental warehouse and distribution costs associated with increased sales activity, higher personnel and occupancy costs related to additional managerial positions in several major functional areas of the Company, and legal fees associated with the conclusion of the Company's relationship with its previously largest customer.

            Interest Expense, Net  Net interest expense decreased $12,000 or
            ---------------------
            1.2% for the quarter and decreased $154,000 or 6.0% for the nine-month period ended March 31, 1998, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense decreased from 0.77% to 0.63% for the quarter and decreased from 0.69% and to 0.54% for the nine-month period ended March 31, 1998, compared to the corresponding period of the prior year. The decrease in net interest expense for the nine-month period ended March 31, 1998 is primarily the result of previous amendments in the terms of the Company's senior debt agreement, which reduced the interest rate on its line of credit
            from LIBOR plus 2.5% down to   LIBOR plus 1.5%.  Also, the
            receipt of the approximate $9.5 million accounts receivable balance from the Company's formerly largest customer at September 30, 1997 has reduced working capital requirements, which
            contributed to the reduction of interest expense.   During the
            current quarter, decreases in interest expense as a result of the above were largely offset by an increase in the average outstanding balance on the Company's revolving line of credit due to expanded business and changes in the Company's inventory procurement strategies.

            Also, as noted in the Notes to the Condensed Consolidated Financial Statements, on April 24, 1998 the Company received an additional 0.25% reduction in the interest rate charged on its senior revolving credit facility.

            Other Income, Net  Other income, net decreased from $150,000 to
            -----------------
            $113,000 for the quarter and decreased from $418,000 to $359,000 for the nine-month period ended March 31, 1998, compared to the corresponding periods of the prior year. The decrease in other income, net was primarily due to slightly lower recorded earnings from the Company's equity interest in the net income of PBI during the current quarter and nine-month periods ended March 31, 1998.


            Effects of Inflation and LIFO Accounting  The effects of price
            ----------------------------------------
            inflation, measured by the excess of LIFO costs over FIFO costs, were $549,000 and $772,000, respectively, for the three months ended March 31, 1998 and March 28, 1997, and $909,000 and $1,048,000, respectively, for the nine-month periods ended March 31, 1998 and March 28, 1997. The decrease in the provision for LIFO is due primarily to benefits from the changes in the Company's inventory procurement strategies. These include the expansion of investment buying opportunities and relatively higher levels of generic pharmaceutical inventories, which experienced price deflation partially offsetting inflation in overall inventories.

            Provision for Income Taxes  The Company's effective income tax
            --------------------------
            rate of 41.0%, which was applied to pretax income in the nine-month period ended March 31, 1998, is the rate expected to be applicable for the full fiscal year ending June 30, 1998. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and the effect of state income taxes.


            Financial Condition:
            -------------------

            Liquidity and Capital Resources  The Company's working capital
            -------------------------------
            requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                                                 March 31,    June 30,
                                                                   1998         1997
                                                                   ----         ----
               Working capital (000's)                            $42,190      $15,803
               Current ratio                                    1.57 to 1    1.27 to 1
               Working capital to assets                         .30 to 1     .16 to 1
               Net debt to FIFO equity                           .22 to 1     .54 to 1


            The $26.4 million increase in working capital was due primarily to an increase in inventories of $35.3 million and an increase in accounts receivable of $7.4 million, offset by an increase in accounts payable of $17.1 million. The increase in inventories was due to the increased level of business and the expansion of inventory procurement opportunities during the current fiscal period. The increase in accounts receivable was primarily due to an increase in net sales, offset by the collection of the $9.5 million accounts receivable due from the Company's previously largest customer at September 30, 1997. The increase in accounts payable reflects the timing of cash disbursements and higher inventory levels.

            The Company invested $726,000 in capital assets in the nine-month period ended March 31, 1998 as compared to $2,045,000 in the corresponding period in the prior year. Investment in capital assets in the prior year primarily related to equipment and leasehold improvements for the Company's then new Cape Girardeau, Missouri distribution facility. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

            Cash flows from financing activities totaled $19.0 million in the nine-month period ended March 31, 1998 as compared to $3.4 million in the corresponding period in the prior year. The current year increase is primarily due to increased borrowings as a result of an increase in inventory levels of $34.2 million, offset by the September 30, 1997 receipt, and subsequent paydown on the line of credit, of the $9.5 million outstanding accounts receivable balance from a former customer as noted above. At March 31, 1998, the revolving line of credit provided a maximum borrowing capacity of $70,000,000 plus a supplemental facility of up to $5,000,000 during the months of November through June of each year. At March 31, 1998 and June 30, 1997, the unused portion of the line of credit amounted to $22,161,000 and $19,349,000, respectively. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

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

              None

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          D & K HEALTHCARE RESOURCES, INC.


Date:   May 13, 1998                      By:  /s/ J. Hord Armstrong, III
     ------------------                        ------------------------------
                                               J. Hord Armstrong, III
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Financial Officer)



                                          By:  /s/ Daniel E. Kreher
                                               ------------------------------
                                               Daniel E. Kreher
                                               Vice President
                                               Finance and Administration
                                               (Principal Accounting Officer)