Form 10-K405
period 1998-06-30
D & K HEALTHCARE RESOURCES INC
filed 1998-09-28
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998           Commission File Number 0-20348

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01
(Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $40,903,904 as of September 17, 1998.

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 17, 1998, 3,756,775 shares of Common Stock, par value $.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in the Part of this report indicated below:

Part II - Registrant's 1998 Annual Report to Stockholders

Part III -  B Registrant's Proxy Statement for its 1998 Annual Meeting of
            Stockholders

                                     PART I

Item 1.           Business

FORWARD-LOOKING STATEMENTS

                   Statements herein regarding the Company's prospective business, market position and growth opportunities are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as a mended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve substantial risks and uncertainties. Forward-looking statements include statements contained in the "Business" section of this Form 10-K regarding the Company's ability to: (i) optimize its sales mix among customers in the various market segments of the industry; (ii) capitalize on trends in the wholesale distribution industry, and (iii) achieve increased economies of scale and greater cost-effectiveness. Forward-looking statements also include statements relating to the Company or its operations that are preceded by terms such as "expect", "believes", "intends" and similar expressions. The Company's actual results of operations or financial performance may differ materially form those implied by such forward-looking statements as a result of various factors, including, without limitation, the following: The wholesale pharmaceutical distribution industry is very competitive and many of the Company's competitors have substantially greater resources than the Company. The Company's contracts with its customers generally enable the customer to terminate the contract or reduce purchasing levels on relatively short notice without penalty. The Company=s relationships with its customers and suppliers, and its ability to increase its operating margins, is dependent, to a large extent, upon the efforts of its senior management and key sale personnel and the continued availability of inventory investment buying opportunities.

OVERVIEW

                  The Company is a leading regional wholesale distributor of pharmaceutical and related healthcare and beauty aid products to more than 700 retail and institutional customers in 20 states primarily in the Midwest and South. The Company also offers a variety of value-added services to its customers, particularly in the area of cost containment and inventory management. The Company had net sales of $612.4 million in fiscal 1998, of which 49.3% were to independent pharmacies, 21.4% were to retail chains, including national pharmacy chains and the pharmacy departments of supermarkets and mass merchandisers, and 29.3% were to healthcare institutions, including hospitals, alternate site care facilities, pharmacy benefit management companies and managed care organizations. The Company operates three state-of-the-art distribution facilities in Cape Girardeau, Missouri, Lexington, Kentucky and Minneapolis, Minnesota.

                  Since its formation in 1987, the Company has expanded the scope and breadth of its business by consistently providing the highest levels of service to its customers and suppliers. The Company achieves such high levels of service by (i) providing its customers with a full continuum of products, value-added services and support, which enable its customers to compete more effectively; (ii) focusing on flexibility, which allows the Company to respond quickly to change and to customize systems to meet its customers' and suppliers' requirements; (iii) strategically locating the Company's distribution centers and satellite transfer depots throughout the Midwest and the South, which enables the Company to ship products to and service its customers promptly and efficiently; and (iv) attracting and motivating experienced and entrepreneurial management personnel, who continually seek to improve and expand the Company's business.

                  In 1996, senior management of the Company initiated a plan to reposition the Company and significantly improve operating performance. This plan included: (i) identifying and focusing the Company's efforts on high-growth niche markets; (ii) centralizing certain management functions, including purchasing, marketing and information systems at its corporate offices, while decentralizing executive, sales and operating functions at each of its independently managed profit centers, including its three regional distribution centers; (iii) enhancing the depth and breadth of the Company's management team;
(iv) creating new management and employee incentive plans; (v) upgrading the Company's facilities; and (vi) enhancing the Company's corporate image. Since implementing these strategic initiatives, net sales and net income have grown in each of the last nine fiscal quarters as compared to the same periods in the prior years.

                  The Company believes that its regional-market focus and high level of customer service provide it with competitive advantages and position it to benefit from trends impacting the industry. Management believes that the increasing size of the wholesale pharmaceutical industry's larger participants hampers the ability of these companies to deliver specialized services to all their customers. The Company has successfully differentiated itself from its national competitors through its ability to provide flexible and customized services to its targeted customer segments. In addition, healthcare providers' need for value-added services which help contain costs and effectively manage inventory has given the Company the opportunity to capitalize on its cost competitiveness and advanced systems. The location and quality of the Company's distribution facilities and satellite transfer depots throughout the Midwest and South allow the Company to service its customers' and suppliers' needs promptly and efficiently. The Company has capitalized on the increased demand for alternate care providers through its investment in PBI in fiscal 1996. PBI is one of the nation's leading alternate site group purchasing organizations, and the Company's investment in PBI provides it with access to a higher margin business segment and insight into alternate site distribution.

                  The wholesale pharmaceutical distribution industry has experienced rapid sales growth over the past twelve years, increasing from approximately $14.0 billion in sales in 1985 to more than $73.0 billion in 1997. In addition, the percentage of pharmaceutical sales made through wholesale distributors rather than directly by manufacturers increased to approximately 83% in 1997, from 58% in 1985. The Company believes that there are several major trends currently affecting the industry, including: (i) continued consolidation of national and regional wholesale drug distribution companies; (ii) an increasing emphasis on value-added services that lower healthcare providers' administrative and other costs associated with medical supply management; (iii) the growing importance of an efficient distribution model as customers become more cost-conscious; and (iv) a shift in the delivery of healthcare services from acute care settings to alternate sites, including physician offices and extended care facilities.

PRODUCTS, SERVICES AND VALUE ADDED MARKETING SYSTEMS

                  The Company's product line consists of more than 25,000 SKUs, including branded pharmaceuticals, multi-source generics, private label products, repackaged pharmaceutical products and over-the-counter health and beauty aids. The Company sells branded pharmaceuticals (approximately 89.7% of net sales in fiscal 1998), generic pharmaceuticals (approximately 6.0% of net sales in fiscal 1998) and over-the-counter health and beauty aids (approximately 4.3% of net sales in fiscal 1998).

                  The Company strives to offer services which enhance the operating efficiencies of its customers and assist them in competing effectively. Principal elements in the Company's service offerings to its customers include: (i) RESOURCE, a proprietary PC based order entry/order confirmation system that completely automates all order creation, transmission and confirmation operations; (ii) PARTNERS, a fully automated and customizable replenishment software system which helps pharmacies more efficiently coordinate product supply and demand; (iii) FOCUS, a contract management and reporting software system designed for group purchasing and managed care organizations which automates functions relating to corporate and group contracts; and (iv) SCRIPTMASTER, a total pharmacy management software system that provides prescription management functions, drug and allergy checks, instantaneous connections to hundreds of third party insurance plans, "just in time" inventory management, automated accounts receivable, quick pay program monitoring and central office functions.

                  The Company offers a broad range of merchandising and marketing services to its independent pharmacy customers under its "Med Plus" program. Under this program, the Company plans and coordinates cooperative advertising programs and provides for the availability of various promotional products. The Company also offers new product introduction programs, point-of-sale materials, calendars, blood pressure testing units, trial size programs, automatic new product distribution, rack jobbing, store fixturing and retail employee training programs. Other services offered to independent pharmacies under Med Plus include: retail merchandising, inventory management systems, electronic order entry, planogramming, shelf labels and price stickers, private label products, monthly feature promotions, home healthcare marketing programs, store layout assistance, business management reports, pharmacy computer systems and monthly catalogs.

CUSTOMERS AND MARKETS

                  The Company's diverse customer base is comprised of over 700 independent pharmacies, retail chains and healthcare institutions. Independent pharmacies generally are small, community-based pharmacies, which the Company believes benefit the most from the Company's sales and value added services. Retail chains, which the Company believes is the fastest growing segment of the market, include national pharmacy chains and the pharmacy departments of supermarkets and mass merchandisers. Healthcare institutions, which currently comprise the largest segment of the market, consist of hospitals, nursing homes, clinics and other alternate site care facilities, home health agencies, HMOs and pharmacy benefit management companies.

                  The Company believes that diversifying its sales across the various market segments enables the Company to capture greater market share in the geographic areas it serves and better serve the faster growing segments of the healthcare markets. The following table sets forth the Company's sales mix by customer segment:



                                                        NET SALES
                          -----------------------------------------------------------------------
                                                    FISCAL YEARS ENDED
                          -----------------------------------------------------------------------
                               MARCH 29, 1996           MARCH 28, 1997          JUNE 30, 1998
                          ------------------------   ---------------------   --------------------
                             AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                          ----------    ---------   --------    ---------   --------    ---------
                                                       (IN THOUSANDS)
Independent Pharmacies   $ 207,423       48.8%      $  223,708     49.6%    $ 301,536     49.3%
Retail Chains              134,427       31.6          131,343     27.4       131,233     21.4
Healthcare nstitutions      83,483       19.6          124,473     26.0       179,658     29.3
                         ---------      -----       ----------    -----     ----------   -----
    Total                $ 425,333      100.0%      $  479,524    100.0%    $ 612,427    100.0%
                         =========      =====       ==========    =====     ==========   =====

                  The Company's senior management is actively involved in identifying and developing opportunities to expand the Company's business with customers in each of these market segments, including the preparation of proposals which highlight customer benefits of the Company's cost-competitiveness, advanced systems and value-added services. During fiscal 1997 and fiscal 1998, the Company's 10 largest customers accounted for approximately 47.2% and 37.1%, respectively, of the Company's revenues. The Company's largest customer during fiscal 1997 (with which the Company's relationship was mutually terminated in September 1997) accounted for approximately 20.0% of the Company's revenues during fiscal 1997 and Anthem Prescription Management, Inc., its largest customer during fiscal 1998, accounted for approximately 13.1% of the Company's revenues during that period.

SALES AND MARKETING

                  The Company employs sales representatives and customer service representatives at each of its three distribution centers. In addition to base salary, the Company's sales personnel receive incentive compensation based upon increases in the Company's market share and market penetration. The corporate vice president of sales and business development works closely with each business unit to develop sales goals. The Company's sales program includes regular training to improve customer service and to provide its sales and customer service representatives with the skills and resources necessary to increase business with existing customers and establish new customer relationships. The Company also maintains a telephone service department staffed with trained personnel who work with customers to answer questions and solve problems.

                  The Company's marketing efforts are focused on developing new primary relationships with its customers. The Company emphasizes frequent personal interaction of its sales force with customers so that the customer comes to rely on the Company's dependability, responsiveness, accuracy of order filling and breadth of product line. Retail customers also rely on the Company's sales force for consulting services on advertising, merchandising, stocking and inventory management.

                  The Company believes that its customer service department is a key element in its marketing program and differentiates it from its national competitors. The decentralized customer service staff emphasizes rapid response to customer inquiries and efficient order placement.

OPERATIONS

                  The Company is structured as an organization of locally managed profit centers. Each of the Company's profit centers has an executive, sales and operations staff with management compensation at each profit center determined by its operating results. The profit centers utilize the Company's corporate staff for procurement, marketing, financial, legal and executive management resources and corporate coordination of assets and working capital management. The Company's decentralized sales and distribution network, combined with its centralized procurement and corporate support staff structure, enable the Company to provide high levels of specialized, customer service while minimizing administrative expenses and maximizing volume discounts for product purchases.

                  The Company's distribution centers maintain data processing systems and sophisticated materials handling equipment for receiving, storing and distributing large quantities and varieties of products. The Company continuously seeks to improve its warehouse automation technologies to maximize operational efficiencies on a cost-effective basis. In 1996, the Company developed state-of-the-art radio transmission and receiving procedures and barcoding and scanning technologies at one of its distribution centers which significantly improved accuracy, efficiency and productivity at that center. The Company subsequently exported this technology to its other distribution centers.

         The Company receives virtually 100% of its orders electronically and, upon receipt of the customer's order at a distribution center, the Company's warehouse-management system produces a "picking document" containing product selection, loading and truck routing information. The system also provides customized price information (geared to each customer's local market) or individual package price stickers to accompany each shipment to facilitate the customer's pricing of the items. Virtually all items ordered from the Company's distribution centers are available and shipped by the Company within 24 hours after the orders are placed by customers. Orders are delivered to customers by the Company's fleet of trucks and vans or by contract carriers.

PURCHASING AND INVENTORY CONTROL

         The Company utilizes sophisticated inventory-control and purchasing software. The software perpetually tracks the Company's inventory, analyzes demand history and projects future demand. The Company's system is designed to enhance profit margins by eliminating the manual ordering process, allowing for automatic inventory replenishment and identifying inventory buying opportunities. The system also improves the Company's fill rate and enhances inventory management and control.

         The Company purchases products from approximately 1,000 manufacturers for the wholesale purchase of pharmaceuticals and other products. The Company initiates purchase orders with manufacturers through its information systems. During fiscal 1997 and fiscal 1998, the Company's 10 largest suppliers accounted for approximately 45% and 70%, respectively, of the Company's purchases by dollar volume. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The majority of contracts with suppliers are terminable by either party upon short notice and without penalty. The Company believes that its relationships with its suppliers are good.

MANAGEMENT INFORMATION SYSTEMS

                  Each of the Company's distribution centers operates as a distinct business with full system functionality: order processing, inventory management, accounts receivable, accounts payable, general ledger, master file maintenance, external and internal reporting. Each distribution center houses an AS/400 system and several PCs. Another AS/400 resides in the Company's corporate office, along with several PCs and a Local Area Network (LAN). The four AS/400s are connected via data lines and information is transmitted between locations on a regular basis. LANs are being installed in the Company's remaining locations over the next fiscal year in order to facilitate file sharing and e-mail delivery. The Company's purchasing system resides on the corporate host computer.

COMPETITION

                  The wholesale distribution of pharmaceuticals, health and beauty aids, and other healthcare products is highly competitive, with national and regional distributors competing primarily on the basis of service and price. Other competitive factors include delivery service, credit terms, breadth of product line, customer support and merchandising and marketing programs. The Company competes with large, national distributors such as McKesson Corporation, Bergen Brunswig Corporation, Cardinal Health, Inc., Bindley-Western Industries, Inc. and AmeriSource Health Corporation, as well as with local and regional wholesalers, manufacturers and generic pharmaceutical telemarketers and specialty distributors. The Company also competes with other wholesale distributors for purchases of products and financial support in the form of trade credit from manufacturers. Certain of the Company's competitors have significantly greater financial and marketing resources than the Company.

EMPLOYEES

                  As of August 31, 1998, the Company employed 261 persons, 231 of whom were full-time employees. Approximately 25 of the Company's employees at its Minneapolis, Minnesota distribution center are covered by a collective bargaining agreement with the Miscellaneous Drivers, Helpers and Warehousemen's Union, Local 638, which expires in March 2000. The Company believes that its employee relations are good.

Item 2.           Properties

                  The Company conducts its business from a total of eight office, warehouse and satellite depot facilities. The Company's primary operating facilities include:


      LOCATION                   DESCRIPTION                        SQUARE FOOTAGE
      --------                   -----------                        --------------
   Cape Girardeau,            Distribution and administration            66,000
   Missouri(1)

   Lexington, Kentucky(2)...  Distribution and administration            37,500

   Minneapolis, Minnesota(2)  Distribution and administration            63,000

   St. Louis, Missouri(1)...  Corporate offices                           7,900

----------
(1)               Leased
(2)               Owned

                  The Company also maintains warehouse and satellite depot facilities in Missouri, Tennessee, Kentucky and Florida that enable it to efficiently distribute product on a timely basis.

                  The Company believes its facilities are adequate to support its present business plans.

Item 3.           Legal Proceedings

                  No material legal proceedings are pending against the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company did not submit any matters to a vote of its security holders during the quarter ended June 30, 1998.

Item 4A.          Executive Officers of the Registrant

                  The name, age and position of each of the executive officers of the Company are set forth below.

                  J. Hord Armstrong, III, 57, has served as the Chairman of the Board, Chief Executive Officer and Treasurer and as a director of the Company since December 1987. Prior to joining the Company, Mr. Armstrong served as Vice President and Chief Financial Officer of Arch Mineral Corporation, a coal mining and sales corporation, from 1981 to 1987 and as its Treasurer from 1978 to 1981. Mr. Armstrong serves as a Trustee of the St. Louis College of Pharmacy.

                  Martin D. Wilson, 37, has served as President and Chief Operating Officer of the Company since January 1996, as Secretary since August 1993 and as a director since 1997. Mr. Wilson previously served as Executive Vice President, Finance and Administration of the Company from May 1995 to January 1996, as Vice President, Finance and Administration of the Company from April 1991 to May 1995 and as Controller of the Company from March 1988 to April 1991. Prior to joining the Company, Mr. Wilson, a certified public accountant, was associated with KPMG Peat Marwick, a public accounting firm.

                  Dennis A. White, 48, has served as Vice President, Chief Information Officer of the Company since April 1996. From May 1988 to May 1996, Mr. White served as Director of Customer Information Services and in various other management positions with Bergen Brunswig Corporation, a national wholesale drug distributor.

                  Daniel E. Kreher, 33, has served as Vice President, Finance and Administration of the Company since November 1996. From August 1987 to November 1996, Mr. Kreher, a certified public accountant, served as a senior manager and in various other positions with Price Waterhouse LLP, a public accounting firm.

                  Edward W. McManus, 50, has served as Vice President, Sales and Business Development of the Company since May 1997. From March 1994 to April 1997, Mr. McManus served as Vice President Corporate Sales with Managed Healthcare Associates, a group purchasing organization specializing in long-term care. From January 1982 to February 1994, Mr. McManus served in various sales management positions with Fujisawa, USA, a pharmaceuticals manufacturer.

                  Douglas E. Linton, 50, has served as Senior Vice President, Pharmaceutical and Specialty Services of the Company since February 1998, and as Vice President, Specialty Division from September 1997 to February 1998. Prior thereto, Mr. Linton served as Vice President, Merchandising of Walker Drug Company from October 1995 to August 1997, and as Senior Vice President, Supplier Services for Cardinal Health, Inc. for more than the preceding 5 years.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

                  The information set forth under the caption "Price Range Per Common Share" on the inside back cover page of the registrant's 1998 Annual Report to Stockholders is incorporated herein by this reference.

Item 6.           Selected Financial Data

                  The information set forth under the caption "Financial Highlights on page 3 of the registrant's 1998 Annual Report to Stockholders is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's 1998 Annual Report to Stockholders is incorporated herein by this reference.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

                  Not applicable.

Item 8.           Financial Statements and Supplementary Data

                  The following financial statements and supplementary data, included in the registrant's 1998 Annual Report to Stockholders, are incorporated herein by this reference.

                                                                                ANNUAL REPORT REFERENCE
                                                                                -----------------------
Report of Independent Public Accountants                                               Page 22
Consolidated Balance Sheets at June 30, 1998 and March 28, 1997                        Page 23
Consolidated Statements of Operations for the years ended
   June 30, 1998, March 28, 1997, and March 29, 1996 and for the                       Page 24
   three months ended June 30, 1997
Consolidated Statements of Stockholders' Equity for the years
   ended June 30, 1998, March 28, 1997, and March 29, 1996 and                         Page 25
   for the three months ended June 30, 1997
Consolidated Statements of Cash Flows for the years ended
   June 30, 1998, March 28, 1997, and March 29, 1996 and for the                       Page 26
   three months ended June 30, 1997
Notes to Consolidated Financial Statements                                             Page 27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

                  The information set forth under the captions "Election of Directors" in the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement) is incorporated herein by this reference. The Company will file the 1998 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

Item 11.          Executive Compensation

                  The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officer" in the registrant's 1998 Proxy
Statement is incorporated herein by this reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's 1998 Proxy Statement is incorporated herein by this reference.

Item 13.          Certain Relationships and Related Transactions

                  The information set forth under the caption "Certain Transactions" in the registrant's 1998 Proxy Statement is incorporated herein by this reference.

Item 14.          Exhibits, Financial Statements, Schedules and Reports on Form
                  8-K

                  (a)(1) Financial statements: Incorporated herein by reference, are listed in Item 8 of this report.


                     (2) The following financial statement schedule and auditors' report thereon are included in Part IV of this report:

                                                                      Page

Report of Independent Public Accountants on Schedule                   12

Schedule II - Valuation and Qualifying Accounts                        13

                  Schedules other than those listed above have been omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.

                     (3)   Exhibits.

                           See Exhibit Index.

                  (b)      Reports on Form 8-K

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

                                                D & K HEALTHCARE RESOURCES, INC.
                                                          (Registrant)


                             By   /s/ J. Hord Armstrong, III
                                  --------------------------
                                  J. Hord Armstrong, III, Chairman of the Board, Chief Executive Officer and Treasurer
Date:  September 28, 1998

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


Signature                                 Title                                           Date
---------                                 -----                                           ----
/s/ J. Hord Armstrong, III                Chairman, Chief Executive Officer,              September 28, 1998
------------------------------------      Treasurer and Director
J. Hord Armstrong, III                    (Principal Financial Officer)


/s/ Martin D. Wilson                      President, Chief Operating Officer,
------------------------------------      Secretary and Director                          September 28, 1998
Martin D. Wilson

/s/ Daniel E. Kreher                      Vice President, Finance & Administration        September 28, 1998
------------------------------------      (Principal Accounting Officer)
Daniel E. Kreher

/s/ Richard F. Ford                       Director                                        September 28, 1998
------------------------------------
Richard F. Ford

/s/ Bryan H. Lawrence                     Director                                        September 28, 1998
------------------------------------
Bryan H. Lawrence

/s/ Elliot H. Stein                       Director                                        September 28, 1998
------------------------------------
Elliot H. Stein

/s/ Robert E. Korenblat                   Director                                        September 28, 1998
------------------------------------
Robert E. Korenblat

/s/ Thomas F. Patton                      Director                                        September 28, 1998
------------------------------------
Thomas F. Patton

/s/ James M. Usdan                        Director                                        September 28, 1998
------------------------------------
James M. Usdan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To D & K Healthcare Resources, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the D & K Healthcare Resources, Inc. Annual Report to Stockholders which is incorporated by reference in this Form 10-K, and have issued our report thereon dated August 11, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP


St. Louis, Missouri
August 11, 1998

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          FOR FISCAL YEARS 1996, 1997,
              THE THREE MONTHS ENDED JUNE 30, 1997 AND FISCAL 1998


                                                    Additions
                                                ------------------

                                    Balance at     Charged to                                   Balance
                                    Beginning      Costs and                                    at End
     Description                    of Period      Expenses   Acquisitions     Deductions      of Period
     -----------                    ---------      --------   ------------     ----------      ---------
Valuation Allowance for
 Doubtful Receivables:

Fiscal Year 1996                    $1,632,00      $136,000   $     251,000   $(1,151,000)   $   868,000
                                    =========      ========   =============   ===========    ===========

Fiscal Year 1997                    $ 868,000      $ 65,000   $          --   $  (236,000)   $   697,000
                                    =========      ========   =============   ===========    ===========

Three Monthd Ended
June 30, 1997                       $ 697,000      $     --   $          --   $        --    $   697,000
                                    =========      ========   =============   ===========    ===========

Fiscal Year 1998                    $ 697,000      $ 15,000   $      28,000   $   (40,000)   $   700,000
                                    =========      ========   =============   ===========    ===========


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                               Description                                                          Page
-----------                               -----------                                                          ----
2.1                    Stock Purchase and Redemption Agreement, dated as of
                       November 30, 1995, by and among Pharmaceutical Buyers,
                       Inc., J. David McCay, The J. David McCay Living Trust,
                       Robert E. Korenblat and the registrant filed as Exhibit
                       2.4 to the registrant's Annual Report on Form 10-K for
                       the year ended March 28, 1997 is incorporated herein by
                       this reference.

3.1                    Restated Certificate of Incorporation, filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 (Reg. No.
                       33-48730) is incorporated herein by this reference.

3.1a*                  Certificate of Amendment to the Restated Certificate of
                       Incorporation of D&K Wholesale Drug, Inc.

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

Exhibit No.                               Description                                                          Page
-----------                               -----------                                                          ----
                       33-48730) is incorporated herein by this reference.


10.3                   D & K Wholesale Drug, Inc.  Amended and Restated 1992 Long Term
                       Incentive Plan, filed as Annex A to the registrant's 1995 Proxy
                       Statement is incorporated herein by this reference.

10.4                   Wholesale Distribution Agreement, by and between registrant and
                       GLAXO INC., filed as Exhibit 10.14 to the registrant's
                       Registration Statement on Form S-1 (Reg. No. 33-48730) is
                       incorporated herein by this reference.

10.5 Wholesale Distribution Agreement, dated January 1, 1995, by and between registrant and SmithKline Beecham
                       Pharmaceuticals, filed as Exhibit 10.7 to registrant's
                       Annual Report on Form 10-K for the year ended March 29,
                       1996 is incorporated herein by this reference.

10.6                   Wholesale Prime Vendor Agreement, dated September 27,
                       1993, by and between registrant and Pfizer Inc., filed as
                       Exhibit 10.16 to the registrant's Annual Report on Form
                       10-K for the year ended April 1, 1994 is incorporated herein by this reference.

10.7                   Warehousing and Distribution Service Agreement, dated July 1,
                       1994, by and between registrant and Eli Lilly and Company, filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 1, 1994 is incorporated herein by this reference.

10.8 Amendment to Note Agreements, filed as Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (Reg. No.
                       33-48730) is incorporated herein by this reference.

10.9                   Letter Agreement dated May 24, 1994, between registrant,
                       Massachusetts Mutual Life Insurance Company and
                       MassMutual Corporate Investors, filed as Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended April 1, 1994 is incorporated herein by this reference.

10.10 Letter Agreement dated February 14, 1995, between registrant, Massachusetts Mutual Life Insurance Company and MassMutual Corporate Investors, filed as Exhibit
                       10.15 to the registrant's Annual Report on Form 10-K for


Exhibit No.                               Description                                                          Page
-----------                               -----------                                                          ----
                       the year ended March 31, 1995 is incorporated herein by
                       this reference.

10.11 Letter Agreement dated January 18, 1995, between registrant, Massachusetts Mutual Life Insurance Company and MassMutual Corporate Investors, filed as Exhibit
                       10.16 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.12                  Letter Agreement dated June 10, 1994, between registrant,
                       Massachusetts Mutual Life Insurance Company and
                       MassMutual Corporate Investors, filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.13 Letter Agreement dated October 10, 1994 between registrant, Massachusetts Mutual Life Insurance Company and MassMutual Corporate Investors, filed as Exhibit
                       10.18 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.14 Supply Agreement dated April 18, 1995 by and between registrant and M & H Drugs, Inc., filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.15 Letter Agreement, dated August 31, 1993, by and between registrant and W. VanMeter Alford, Jr. filed as Exhibit
                       10.28 to the registrant's Annual Report on Form 10-K for the year ended April 1, 1994 is incorporated herein by this reference.

10.16 Third Amended and Restated Loan and Security Agreement, dated as of March 3, 1995, by and among registrant, Northern Drug Company, Krelitz Industries, Inc. and
                       Shawmut Capital Corporation, filed as Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended March 31, 1995 is incorporated herein by this reference.

10.17                  First Amendment to Third Amended and Restated Loan and
                       Security Agreement, dated as of June 9, 1995, by and among registrant, Northern Drug Company, Krelitz


Exhibit No.                               Description                                                          Page
-----------                               -----------                                                          ----
                       Industries, Inc. and Shawmut Capital Corporation, filed
                       as Exhibit 10.22 to the registrant's Annual Report on
                       Form 10-K for the year ended March 31, 1995 is
                       incorporated herein by this reference.

10.18                  Second Amendment to Third Amended and Restated Loan and
                       Security Agreement and Consent, dated as of November 29,
                       1995 by and among Shawmut Capital Corporation, the registrant, Northern Drug Company and Krelitz Industries,
                       Inc., filed as Exhibit 10.22 to the registrant's Annual
                       Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

10.19                  Third Amendment to Third Amended and Restated Loan and
                       Security Agreement, Amendment to Pledge Agreement and
                       Waiver, dated as of July 1996, by and among Fleet Capital
                       Corporation, the registrant and Krelitz Industries, Inc., filed as Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

10.20                  D & K Wholesale Drug, Inc. 401(k) Profit Sharing Plan and
                       Trust, dated January 1, 1995, filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

10.21                  Amended and Restated Lease Agreement, dated as of January
                       16, 1996, by and between Morhaert Development, L.L.C. and the registrant, filed as Exhibit 10.26 to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996 is incorporated herein by this reference.

10.22                  Fourth Amendment to Third Amended and Restated Loan and
                       Security Agreement, dated as of May 1997, by an among Fleet Capital Corporation, the registrant and Krelitz
                       Industries, Inc. filed as Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended March 28, 1997 is incorporated herein by this reference.


EXHIBIT No.                               Description                                                          Page
-----------                               -----------                                                          ----
10.23                  Loan Agreement dated as of December 23, 1996, by and
                       among registrant, Krelitz Industries, Inc. and Magna
                       Bank, N.A., filed as Exhibit 10.30 to the registrant's
                       Annual Report on Form 10-K for the year ended March 28,
                       1997 is incorporated herein by this reference.

10.24*                 Pharmaceutical Services Agreement between Anthem Prescription
                       Management, Inc. and D&K Wholesale Drug, Inc. dated July 16, 1996.

10.25*                 Renewal dated June 26, 1998, to Pharmaceutical Services Agreement between Anthem Prescription Management, Inc. and D&K Wholesale
                       Drug, Inc. dated July 16, 1996.

10.26*                 Purchase and Sale Agreement dated as of August 7, 1998 between D&K
                       Healthcare Resources, Inc., certain of its subsidiaries and D&K
                       Receivables Corporation.

10.27* Receivables Purchase Agreement dated as of August 7, 1998 among D&K Receivables Corporation, D&K Healthcare
                       Resources, Inc., Blue Keel Funding, LLC and Fleet
                       National Bank.

10.28*                 Fourth Amended and Restated Loan and Security Agreement dated as of August 7, 1998 among D&K Healthcare Resources, Inc., Jaron
                       Inc., and Fleet Capital Corporation.

13*                    Registrant's 1998 Annual Report to Stockholders.

21*                    Subsidiaries of the registrant.

23*                    Consent of Arthur Andersen LLP.

*  Filed herewith.
                                      -18-