Form 10-Q
period 1998-09-30
D & K HEALTHCARE RESOURCES INC
filed 1998-11-13
CIK 888914

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(X)         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                    OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ---------------------

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

                          X   YES             NO
                        -----           -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                      3,765,775
      ----------------------------                 ------------------
                (class)                            (October 31, 1998)

             D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                         Index
                                                                            Page No.
                                                                            --------
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 1998 and June 30, 1998                                 3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended September 30, 1998 and
              September 30, 1997                                                   4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 1998 and
              September 30, 1997                                                   5

              Notes to Condensed Consolidated Financial Statements             6 - 9

         Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10 - 13

Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                                14


Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                   D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets
                                    (In thousands)

                       Assets                             September 30,      June 30,
                       ------                                 1998             1998
                                                          -------------     ---------
                                                           (Unaudited)
Cash                                                        $  2,255         $  4,051
Receivables                                                   19,417           50,496
Inventories                                                  112,884           90,413
Other current assets                                             981              532
                                                            --------         --------
   Total current assets                                      135,537          145,492
                                                            --------         --------

Net property and equipment                                     5,212            5,924
Investment in PBI                                              4,290            4,129
Deferred income taxes                                          2,842            2,842
Other assets                                                     593              228
Intangible assets                                             13,563           11,735
                                                            --------         --------
      Total assets                                          $162,037         $170,350
                                                            ========         ========

         Liabilities and Stockholders' Equity
         ------------------------------------

Current maturities of long-term debt                        $  1,217         $  6,448
Accounts payable                                             109,525           80,659
Deferred income taxes                                          2,906            2,974
Accrued expenses                                               4,390            3,161
                                                            --------         --------
      Total current liabilities                              118,038           93,242
                                                            --------         --------

Revolving line of credit                                      26,039           60,185
Long-term debt, excluding current maturities                     686              971
                                                            --------         --------
         Total liabilities                                   144,763          154,398
                                                            --------         --------

Stockholders' equity:
Common stock                                                      38               37
Paid-in capital                                               15,266           15,074
Retained Earnings                                              1,970              841
                                                            --------         --------
   Total stockholders' equity                                 17,274           15,952
                                                            --------         --------

         Total liabilities and stockholders' equity         $162,037         $170,350
                                                            ========         ========



                  See notes to condensed consolidated financial statements.

                   D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations
                                      (Unaudited)
                    (In thousands, except share and per share data)

                                                           Three Months Ended
                                                        Sept. 30,      Sept. 30,
                                                          1998           1997
                                                        ---------     ----------
Net sales                                               $179,374       $149,024
Cost of sales                                            170,970        142,645
                                                        --------      ---------
      Gross profit                                         8,404          6,379

Operating expenses                                         5,728          4,954
                                                        --------      ---------
      Income from operations                               2,676          1,425

Other income (expense):
   Interest expense, net                                  (1,003)          (689)
   Other, net                                                209            142
                                                        --------      ---------
                                                            (794)          (547)
                                                        --------      ---------

      Income before income tax provision                   1,882            878
Income tax provision                                         753            369
                                                        --------      ---------
      Net income                                          $1,129           $509
                                                        ========      =========


Earnings per common share:

Basic earnings per share                                   $0.30          $0.17
Diluted earnings per share                                 $0.29          $0.15


Basic common shares outstanding                        3,747,704      3,060,478
Diluted common shares outstanding                      3,922,820      3,665,768



             See notes to condensed consolidated financial statements.


                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In thousands)
                                                           Three Months Ended
                                                        Sept. 30,       Sept. 30,
                                                           1998           1997
                                                        ---------       ---------
Cash flows from operating activities:
Net income                                                $1,129           $509

Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                           98             74
Depreciation and amortization                                359            386
Gain from sale of assets                                     (36)            (3)
Equity in net income of PBI                                 (161)          (119)

Changes in operating assets and liabilities, net of acquisitions:

Decrease in accounts receivable, net                      31,229          6,819
Increase in inventories                                  (22,472)       (12,007)
Increase in other current assets                            (319)           (81)
Increase in accounts payable                              28,865         13,885
Increase in accrued expenses                               1,098            476
Other, net                                                  (142)             1
                                                         -------        -------
   Cash flows from operating activities                   39,648          9,940

Cash flows from investing activities:

Cash paid for acquired company                            (1,988)            --
Proceeds from sale of fixed assets                           746              3
Purchases of property and equipment                         (216)          (223)
                                                         -------        -------
   Cash flows from investing activities                   (1,458)          (220)

Cash flows from financing activities:

Borrowings under revolving line of credit                 105,608        85,059
Repayments under revolving line of credit                (139,754)      (96,065)
Net borrowings (repayments) under revolving
   accounts receivable credit facility                     (5,139)           --
Principal payments on long-term debt                         (378)           (3)
Proceeds from exercise of stock options                       122            23
Debt issuance costs                                          (445)           --
                                                         --------       -------
   Cash flows from financing activities                   (39,986)      (10,986)

Increase (decrease) in cash                                (1,796)       (1,266)
Cash, beginning of period                                   4,051         1,646
                                                         --------       -------
Cash, end of period                                        $2,255          $380
                                                         ========       =======

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for
      Interest                                             $1,208          $613
      Income taxes                                            (12)          261


               See notes to condensed consolidated financial statements.


            D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor. From facilities in Missouri, Kentucky and Minnesota, the Company distributes a broad range of pharmaceuticals and related products to its customers in more than 20 states. The Company focuses primarily on a target market sector, which includes independent retail, institutional, mail-order, franchise, chain store and alternate site pharmacies in the Midwest and South. The Company operates in one business segment. The Company also owns a 50% equity interest in Pharmaceutical Buyers, Inc. (PBI), a group purchasing organization with approximately 2,200 members nationwide.

            The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

            Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

            These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 1998 Annual
            Report to Stockholders.


Note 2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The Company was required to adopt the provisions of SFAS 128 during the quarter ended December 31, 1997 and all prior period earnings per share data presented have been restated.

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

            The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:

                                          Three Months Ended September 30, 1998         Three Months Ended September 30, 1997
                                        ------------------------------------------   --------------------------------------------
                                          Income          Shares         Per-Share     Income          Shares           Per-Share
                                        (Numerator)   (Denominator) <F1>  Amount     (Numerator)    (Denominator) <F1>   Amount
                                        -----------   -------------      ---------   -----------    -------------       ---------
Basic Earnings Per Share:
Net income available to
   Common shareholders                   $1,129,219     3,747,704          $0.30       $509,411        3,060,478          $0.17

Effect of Diluted Securities:
Options and warrants                                      175,116                                         74,312
Convertible subordinated notes                   --            --                        28,875          530,978
                                         ----------     ---------                      --------        ---------

Diluted Earnings Per Share:
Net income available to
   Common shareholders plus
   assumed conversions                   $1,129,219     3,922,820          $0.29       $538,286        3,665,768          $0.15
                                         ----------     ---------                      --------        ---------



<F1>-Outstanding shares computed on a weighted
     average basis


Note 3. In August 1998, the Company, through a bankruptcy remote subsidiary, D & K Receivables Corp. ("D&KRC"), entered into a sales agreement that provides the Company with a three-year $45 million revolving accounts receivable securitization facility (the "Securitization"). Under this facility and pursuant to a purchase and contribution agreement between the Company and D&KRC, the Company sells to D&KRC, on a non-recourse basis, all rights and interests in its accounts receivable. Pursuant to the receivables purchase agreement, D&KRC in turn sells certain interests in the accounts receivable pool owned by D&KRC under similar terms to a third party purchaser.

            The maximum allowable amount of receivables eligible to be sold is $45 million. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $34.5 million of accounts receivable were sold as of September 30, 1998. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the three-month period ended September 30, 1998. Accordingly, the Company's trade accounts receivable at September 30, 1998 are net of $34.5 million, which represent accounts receivable that were sold under the Securitization.

            The Securitization bears interest at the 30-day London Interbank Offer Rate (LIBOR) plus program and liquidity fees of 0.71%. At September 30, 1998 the unused portion of the Securitization amounted to $10.5 million.

            In addition, in August 1998, the Company amended the terms of its revolving line of credit to provide a maximum borrowing capacity of $75 million based upon eligible inventories and to extend its maturity through August 2001. The advances bear interest at the daily LIBOR plus 1.25%. The Company also has the option to pay interest on the obligation at prime plus .5% per annum. At September 30, 1998 and June 30, 1998, the unused portion of the line of credit amounted to $41.9 million and $14.8 million, respectively.

            The Company also has an interest rate collar agreement, whereby the LIBOR rate on $10.0 million of the outstanding revolving line of credit balance shall not exceed 6.75% per annum. If the LIBOR rate is less than 5.25% per annum, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25% per annum.


Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $161,000 and $119,000 for the three-month periods ended September 30, 1998 and September 30, 1997, respectively ($230,000 and $188,000, respectively, before goodwill amortization).

            The remaining PBI shareholders have the option to convert their ownership interests in PBI into shares of the Company's common stock under the terms of the original purchase agreement. The potential impact of any such conversion has been determined not to be dilutive in all periods presented.


Note 5. During the three months ended September 30, 1998, under the provisions of its Long-Term Incentive Plan and its 1993 Stock Option Plan, the Company granted non-qualified stock options for an aggregate of 50,000 and 34,200 shares, respectively, of common stock to certain executives and key employees at an exercise price of $16.88 per share.

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

            The following sets forth a summary of the options outstanding under the Company's Long-Term Incentive Plan and the 1993 Stock Option Plan:


                                     Number of      Weighted Average
                                      Shares         Exercise Price
                                     -------------------------------

Outstanding at June 30, 1998          441,998           $ 7.13
Granted                                84,200           $16.88
Exercised                             (19,500)          $ 6.50
                                      -------

Outstanding at September 30, 1998     506,698           $ 8.77
                                      =======


             D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 1998 and June 30, 1998, and in the condensed consolidated statements of operations for the three-month periods ended September 30, 1998 and September 30, 1997, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1998 Annual Report to Stockholders.

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

            Results of Operations:
            ---------------------

            Net Sales  Net sales increased $30.4 million, or 20.4%, for the
            ---------
            quarter ended September 30, 1998, compared to the corresponding period of the prior year. Institutional sales increased $6.5 million primarily due to increased sales to a prescription benefit management company. Independent pharmacy sales increased by $15.7 million due to new and existing retail accounts, including an $11.3 million increase from the prior year in sales made to an independent retail purchasing association and $1.0 million from independent retail pharmacies formerly associated with an acquired drug wholesaler. Chain store sales increased $8.1 million due to higher sales to existing and new chain store customers of approximately $34.5 million during the current quarter partially offset by the termination of the Company's relationship with a large regional chain customer on September 30, 1997 (an impact of approximately $26.4 million).

            Excluding sales made to the former large regional chain customer from the three-month period in the prior year, net sales effectively increased 45.0% for the current quarter. In addition, the quarter ended September 30, 1998 contained $34.6 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statement of operations.

            Gross Profit  Gross profit increased 31.7% to $8.4 million for
            ------------
            the quarter ended September 30, 1998, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 4.28% to 4.69% for the quarter ended September 30, 1998, compared to the corresponding period of the prior year. The increase in gross margin percentage was due mainly to a shift in customer mix to higher margin business, higher penetration of profitable generic pharmaceutical sales, and benefits from changes in the Company's procurement strategies. The gross margin computed on a first-in, first-out
            (FIFO) basis increased from 4.41% to 4.78% for the quarter ended September 30, 1998, compared to the corresponding period of the prior year.

            Operating Expenses   Operating expenses increased $0.8 million,
            ------------------
            or 15.7%, to $5.7 million for the quarter ended September 30, 1998, compared to the corresponding period of the prior year. As a percentage of net sales, operating expenses decreased from 3.32% to 3.19% for the quarter ended September 30, 1998, compared to the corresponding period of the prior year. The increase in operating expenses for the quarter ended September 30, 1998 resulted primarily from incremental warehouse and distribution costs associated with increased sales activity, and higher personnel and occupancy costs related to additional managerial positions in several major functional areas of the Company.

            Interest Expense, Net  Net interest expense increased $314,000 or
            ---------------------
            45.6% for the quarter ended September 30, 1998, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased from 0.46% of net sales to 0.56% of net sales for the quarter ended September 30, 1998, compared to the corresponding period of the prior year. The increase in net interest expense is primarily the result of an increase in the average outstanding balance on the Company's working capital credit facilities due to expanded business and changes in the Company's inventory procurement strategies, offset by the lower interest rates on these facilities.

            Other Income, Net  Other income, net increased from $140,000 to
            -----------------
            $208,000 for the quarter ended September 30, 1998, compared to the corresponding period of the prior year. The increase in other income, net was primarily due to higher recorded earnings from the Company's equity interest in the net income of PBI during the current quarter and the gain on a fixed asset disposal.

            Effects of Inflation and LIFO Accounting  The effects of price
            ----------------------------------------
            inflation, measured by the excess of LIFO costs over FIFO costs, were $177,000 and $190,000, respectively, for the three months ended September 30, 1998 and September 30, 1997.

            Provision for Income Taxes  The Company's effective income tax
            --------------------------
            rate of 40.0% is the rate expected to be applicable for the full fiscal year ending June 30, 1999. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and the effect of state income taxes.

            Financial Condition:
            -------------------

            Liquidity and Capital Resources  The Company's working capital
            -------------------------------
            requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit and the Securitization facility, and trade credit from its suppliers. The following ratios are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                           September 30,     June 30,
                                               1998            1998
                                               ----            ----
                Working capital (000's)       $17,500        $52,250
                Current ratio               1.15 to 1      1.56 to 1


            Working capital and the current ratio have declined as a result of the Securitization, since a portion of the Company's trade accounts receivables are no longer included in the Company's current assets. The reduction in trade accounts receivable as a result of the Securitization at September 30, 1998 amounted to $34.5 million. Adjusting for the Securitization, working capital and the current ratio would have been $52.0 million and 1.44 to 1, respectively.

            The Company invested $216,000 in capital assets in the three-month period ended September 30, 1998, as compared to $223,000 in the corresponding period in the prior year. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

            Cash flows from financing activities totaled $39.6 million for the three-month period ended September 30, 1998 as compared to $9.9 million for the corresponding period in the prior year. The current year increase is primarily due to the decrease in accounts receivable of $34.5 million as a result of the sale of receivables to a third party under the Securitization. At September 30, 1998, the revolving line of credit provided a maximum borrowing capacity of $75.0 million. At September 30, 1998 and June 30, 1998, the unused portion of the line of credit amounted to $41.9 million and $14.8 million, respectively. In addition, at September 30, 1998, the Securitization provided a maximum borrowing capacity of $45.0 million. At September 30, 1998, the unused portion of the Securitization amounted to $10.5 million. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

            The Company is dependent upon its software programs and operating systems for internal operations (e.g., inventory and warehouse management) and for processing product orders with its customers and suppliers. The Company has determined that it will not incur any significant costs to make the Company's software programs and operating systems Year 2000 compliant and is making inquiries regarding the magnitude of any Year 2000 problems that may be resident in the software programs and operating systems of its customers and suppliers, or the impact that any such problems could have on the sales made and services provided by the Company to such customers or suppliers. The Company is in the process of modifying and testing its affected software programs and operating systems to make them Year 2000 compliant and is developing a contingency plan to address the possibility of Year 2000-related failures. The Company expects these processes to be completed by the end of fiscal 1999. The occurrence of Year 2000-related failures in the software programs and operating systems of any of the Company's significant customers or suppliers could have a material adverse effect on the Company's business, results of operations, or financial condition.

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




                                    D & K HEALTHCARE RESOURCES, INC.





Date:  November 12, 1998            By:   /s/ J. Hord Armstrong, III
       -----------------                  ----------------------------------
                                          J. Hord Armstrong, III
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Financial Officer)



                                    By:   /s/ Daniel E. Kreher
                                          ----------------------------------
                                          Daniel E. Kreher
                                          Vice President
                                          Finance and Administration
                                          (Principal Accounting Officer)