Form 10-Q
period 1998-12-31
D & K HEALTHCARE RESOURCES INC
filed 1999-02-16
CIK 888914

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------

                                      OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------------ to---------------------

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

                      X      YES                      NO
                ------------            --------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.01 par value                 3,847,775
          ----------------------------             ------------------
                    (class)                        (January 31, 1999)

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                     Index

                                                                      Page No.
                                                                      --------
Part I.  Financial Information
         ---------------------

     Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
           December 31, 1998 and June 30, 1998                               3

           Condensed Consolidated Statements of Operations for the
           Three Months and Six Months Ended December 31, 1998
           and December 31, 1997                                             4

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended December 31, 1998 and
           December 31, 1997                                                 5

           Notes to Condensed Consolidated Financial Statements         6 - 10

     Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 15

Part II.  Other Information
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                              16

Part I.     Financial Information
---------------------------------
Item 1.     Financial Statements.

                       D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                             Condensed Consolidated Balance Sheets
                                         (In thousands)

                                                                        Dec. 31,        June 30,
                                                                          1998            1998
                                                                      ------------    ------------
                                                                       (Unaudited)
                         Assets
                         ------

Cash                                                                      $3,330         $4,051
Receivables                                                                1,997         50,496
Inventories                                                              119,304         90,413
Other current assets                                                         817            532
                                                                        --------       --------
     Total current assets                                                125,448        145,492
                                                                        --------       --------

Net property and equipment                                                 5,087          5,924
Investment in PBI                                                          4,371          4,129
Deferred income taxes                                                      2,842          2,842
Other assets                                                                 869            228
Intangible assets                                                         13,388         11,735
                                                                        --------       --------
          Total assets                                                  $152,005       $170,350
                                                                        ========       ========

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current maturities of long-term debt                                        $721         $6,448
Accounts payable                                                          78,147         80,659
Deferred income taxes                                                      2,906          2,974
Accrued expenses                                                           4,455          3,161
                                                                        --------       --------
     Total current liabilities                                            86,229         93,242
                                                                        --------       --------

Revolving line of credit                                                  46,624         60,185
Long-term debt, excluding current maturities                                 469            971
                                                                        --------       --------
          Total liabilities                                              133,322        154,398
                                                                        --------       --------

Stockholders' equity:
Common stock                                                                  38             37
Paid-in capital                                                           15,312         15,074
Retained earnings                                                          3,333            841
                                                                        --------       --------
     Total stockholders' equity                                           18,683         15,952
                                                                        --------       --------


          Total liabilities and stockholders' equity                    $152,005       $170,350
                                                                        ========       ========



                   See notes to condensed consolidated financial statements.

                       D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                        Condensed Consolidated Statements of Operations
                                          (Unaudited)
                        (In thousands, except share and per share data)

                                                    Three Months Ended       Six Months Ended
                                                    Dec. 31,   Dec. 31,    Dec. 31,    Dec. 31,
                                                      1998       1997        1998        1997
                                                   ---------   --------    --------    --------
Net sales                                          $198,345    $138,570    $377,719    $287,594
Cost of sales                                       188,569     131,754     359,539     274,399
                                                   --------    --------    --------    --------
     Gross profit                                     9,776       6,816      18,180      13,195

Operating expenses                                    6,428       4,836      12,156       9,790
                                                   --------    --------    --------    --------
     Income from operations                           3,348       1,980       6,024       3,405

Other income (expense):
  Interest expense, net                              (1,204)       (856)     (2,207)     (1,545)
  Other, net                                             59         104         268         246
                                                   --------    --------    --------    --------
                                                     (1,145)       (752)     (1,939)     (1,299)
                                                   --------    --------    --------    --------

     Income before income tax  provision              2,203       1,228       4,085       2,106
Income tax provision                                    840         516       1,593         885
                                                   --------    --------    --------    --------
     Net income                                      $1,363        $712      $2,492      $1,221
                                                   ========    ========    ========    ========



Earnings per common share:

Basic earnings per share                              $0.36       $0.23       $0.67       $0.40
Diluted earnings per share                            $0.33       $0.20       $0.62       $0.34


Basic common shares outstanding                   3,767,514   3,076,733   3,747,859   3,068,560
Diluted common shares outstanding                 4,149,392   3,789,608   4,126,356   3,748,242





                   See notes to condensed consolidated financial statements.

                       D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                         (In thousands)

                                                                            Six Months Ended
                                                                         Dec. 31,      Dec. 31,
                                                                           1998          1997
                                                                        ---------      --------
Cash flows from operating activities:
Net income                                                                $2,492         $1,221

Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                                          173            153
Depreciation and amortization                                                764            780
Gain from sale of assets                                                      (2)            (6)
Equity in net income of PBI                                                 (242)          (200)

Changes in operating assets and liabilities, net of acquisitions:

Decrease in accounts receivable, net                                      48,649          4,497
Increase in inventories                                                  (28,891)       (35,556)
Increase in other current assets                                            (319)          (480)
Increase (decrease) in accounts payable                                   (2,512)         7,616
Increase in accrued expenses                                               1,121            120
Other, net                                                                  (294)            96
                                                                        --------       --------
  Cash flows from operating activities                                    20,939        (21,759)

Cash flows from investing activities:

Cash paid for acquired company                                            (2,176)          (755)
Proceeds from sale of fixed assets                                           746              6
Purchases of property and equipment                                         (350)          (497)
                                                                        --------       --------
  Cash flows from investing activities                                    (1,780)        (1,246)

Cash flows from financing activities:

Borrowings under revolving line of credit                                221,792        210,264
Repayments under revolving line of credit                               (240,104)      (185,008)
Principal payments on long-term debt                                      (1,092)        (2,073)
Proceeds from exercise of stock options                                      135             41
Debt issuance costs                                                         (611)          (289)
                                                                        --------       --------
  Cash flows from financing activities                                   (19,880)        22,935

Decrease in cash                                                            (721)           (70)
Cash, beginning of period                                                  4,051          1,646
                                                                        --------       --------
Cash, end of period                                                       $3,330         $1,576
                                                                        ========       ========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
     Interest                                                             $2,202         $1,398
     Income taxes                                                            796            876



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

           The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and six-month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

           Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); (2) common shares issuable upon conversion of certain convertible PBI stock; and (3) common shares issuable upon conversion of all convertible subordinated notes. The diluted computation for the 1997 periods adds to income interest on all convertible subordinated notes and deducts the related income tax effect as if such notes had been converted into common stock at the beginning of the period. On December 29, 1997, the holder of 11% convertible subordinated notes converted its remaining $1,750,000 of notes into 530,978 shares of the Company's common stock. The conversion ratio was approximately $3.30 per share. The diluted computation for the 1998 periods adds to income the earnings that would be included in the Company's consolidated net income for the periods as if the convertible PBI stock had been converted to the Company's common stock at the beginning of the period.

           The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:


                                                      Quarter Ended Dec. 31, 1998              Quarter Ended Dec. 31, 1997
                                            -------------------------------------------  ----------------------------------------
                                              Income        Shares            Per-Share     Income        Shares           Per-
                                                                                                                           Share
                                            (Numerator) (Denominator) <F1>     Amount     (Numerator)  (Denominator) <F1>  Amount
                                            ----------- ------------          ---------   ----------   -------------       ------
           BASIC EARNINGS PER SHARE:
           Net income available to
             Common shareholders            1,363,161      3,767,514           $   0.36     712,181      3,076,733        $0.23

           EFFECT OF DILUTED SECURITIES:
           Options and warrants                              181,878                                       193,440
           Convertible PBI stock                9,408        200,000                            -            -    <F2>
           Convertible subordinated notes         -           -                              28,875        519,435
                                            ---------      ---------                        -------      ---------
           DILUTED EPS:
           Net Income available to
             Common stockholder plus
             assumed conversions            1,372,569      4,149,392           $   0.33     741,056      3,789,608        $0.20
                                            ---------      ---------                        -------      ---------


                                                    Six-Months Ended Dec. 31, 1998           Six-Months Ended Dec. 31, 1997
                                            -------------------------------------------  ----------------------------------------
                                              Income        Shares            Per-Share     Income        Shares           Per-
                                                                                                                           Share
                                            (Numerator) (Denominator) <F1>     Amount     (Numerator)  (Denominator) <F1>  Amount
                                            ----------- ------------          ---------   ----------   -------------       ------
           BASIC EARNINGS PER SHARE:
           Net income available to
             Common shareholders            2,492,380      3,747,859           $   0.67     1,221,492    3,068,560        $0.40

           EFFECT OF DILUTED SECURITIES:
           Options and warrants                              178,497                                       154,178
           Convertible PBI stock               48,256        200,000                              -          -    <F2>
           Convertible subordinated notes         -            -                               57,750      525,504
                                            ---------      ---------                        ---------    ---------

           DILUTED EPS:
           Net Income available to
             Common stockholder plus
             assumed conversions            2,540,636      4,126,356           $   0.62     1,279,242    3,748,242        $0.34


           <F1> - Outstanding shares computed on a weighted average basis

           <F2> - Impact of PBI stock conversion has been determined not to be dilutive for this period

Note 3. In August 1998, the Company, through a bankruptcy remote subsidiary, D & K Receivables Corp. ("D&KRC"), entered into a sales agreement that provided the Company with a three-year $45 million revolving accounts receivable securitization facility (the "Securitization"). Under this facility and pursuant to a purchase and contribution agreement between the Company and D&KRC, the Company sells to D&KRC, on a non-recourse basis, all rights and interests in its accounts receivable. Pursuant to the receivables purchase agreement, D&KRC in turn sells certain interests in the accounts receivable pool owned by D&KRC under similar terms to a third party purchaser. In December 1998, this facility was increased from $45 million to $60 million to provide greater access to working capital.

           The maximum allowable amount of receivables eligible to be sold is $60 million. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $46.9 million of accounts receivable were sold as of December 31, 1998. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the six-month period ended December 31, 1998. Accordingly, the Company's trade accounts receivable at December 31, 1998 are net of $46.9 million, which represent accounts receivable that were sold under the Securitization.

           The Securitization bears interest at the 30-day London Interbank Offer Rate (LIBOR) plus program and liquidity fees of 0.71%. At December 31, 1998 the unused portion of the Securitization amounted to $13.1 million.

           In addition, in August 1998, the Company amended the terms of its revolving line of credit to provide a maximum borrowing capacity of $75 million based upon eligible inventories and to extend its maturity through August 2001. The advances bear interest at the daily LIBOR plus 1.25%. The Company also has the option to pay interest on the obligation at prime plus .5% per annum. At December 31, 1998 and June 30, 1998, the unused portion of the line of credit amounted to $20.4 million and $14.8 million, respectively.

           The Company also has an interest rate collar agreement, whereby the LIBOR rate on $10.0 million of the outstanding revolving line of credit balance shall not exceed 6.75% per annum. If the LIBOR rate is less than 5.25% per annum, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25% per annum.


Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of

           PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $81,000 for both three-month periods ended December 31, 1998 and December 31, 1997 ($150,000 before goodwill amortization). The Company's equity in the net income of PBI totaled $242,000 and $200,000 for the six-month periods ended December 31, 1998 and December 31, 1997, respectively ($380,000 and $338,000, respectively, before goodwill amortization).

           The remaining PBI shareholders have options to convert their ownership interests in PBI into shares of the Company's common stock under the terms of the original purchase agreement. Those options which have been determined to be dilutive are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.


Note 5. During the six months ended December 31, 1998, under the provisions of its Long-Term Incentive Plan and its 1993 Stock Option Plan, the Company granted non-qualified stock options for an aggregate of 55,000 and 45,200 shares, respectively, of common stock to certain executives and key employees at exercise prices ranging from $16.88 to $20.00 per share.

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

           The following sets forth a summary of the options outstanding under the Company's Long-Term Incentive Plan and the 1993 Stock Option Plan:

                                                                  WEIGHTED AVERAGE
                                                   NUMBER OF      ----------------
                                                    SHARES         EXERCISE PRICE
                                                   -------------------------------
           OUTSTANDING AT JUNE 30, 1998             441,998            $ 7.13
           GRANTED                                  100,200            $17.27
           EXERCISED                                (23,500)           $ 6.35
           CANCELLED                                 (3,000)           $11.25

                                                  ---------
           OUTSTANDING AT DECEMBER 31, 1998         515,698            $ 9.11
                                                  =========

Note 6. On November 12, 1998, the Company filed a Current Report on 8-K announcing the adoption of a shareholder rights plan. The shareholder rights plan provides for a dividend distribution of one right for each share of the Company's common stock to holders as of the close of business on November 23, 1998. Each right will entitle the holder to buy, under certain circumstances, one one-thousandth of a share of preferred stock for $100. The rights will become exercisable only in the event, with certain exceptions, a person or group acquires 15 percent or more of the Company's common stock or commences a tender or exchange offer for 15 percent or more of the Company's common stock. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the Company's common stock or preferred stock or shares in an acquiring entity at half of market value.

           The Company will generally be entitled to redeem the rights in whole, but not in part, at a price of $0.005 per right, at any time up to and including the tenth day after the time that a person or group has acquired 15 percent or more of the Company's common stock or announced a tender offer to purchase at least 15 percent of the outstanding common stock of the Company, subject to extension of the redemption period by the Company's Board of Directors. Unless earlier redeemed, the rights will expire on November 12, 2008.

Note 7. On February 16, 1999, the Company announced the signing of a letter of intent to acquire Jewett Drug Co., Inc., ("Jewett") a privately owned pharmaceutical distribution company based in Aberdeen, South Dakota for a combination of cash, notes and the Company's common stock totaling $36 million. Jewett provides comprehensive pharmaceutical distribution services to over 250 customers in South Dakota, North Dakota, Minnesota and four north central states. Jewett recorded calendar 1998 sales of approximately $250 million. The company expects the transaction to be closed in its fourth fiscal quarter subject to execution of a definitive agreement, satisfactory completion of due diligence and required regulatory approvals.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of December 31, 1998 and June 30, 1998, and in the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1998 and December 31, 1997, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1998 Annual Report to Stockholders.


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

           Results of Operations:
           ---------------------

           Net Sales  Net sales increased $59.8 million, or 43.1%, for the
           ---------
           quarter ended December 31, 1998, compared to the corresponding period of the prior year. Institutional sales increased $7.0 million primarily due to increased sales to a prescription benefit management company. Independent pharmacy sales increased by $16.9 million due to new and existing retail accounts, including a $9.9 million increase from the prior year in sales made to an independent retail purchasing association and independent retail pharmacies formerly associated with an acquired drug wholesaler. Chain store sales increased $35.6 million due to higher sales to existing and new chain store customers during the current quarter.

           Net sales increased $90.1 million, or 31.3% for the six months ended December 31, 1998, compared to the corresponding period of the prior year. Institutional sales increased $13.5 million primarily due to increased sales to a prescription benefit management company. Independent pharmacy sales increased by $32.6 million due to new and existing retail accounts, including a $22.2 million increase from the corresponding period of prior year in sales made to an independent retail purchasing association and independent retail pharmacies formerly associated with an acquired drug wholesaler. Chain store sales increased $43.7 million due to higher sales to existing and new chain store customers of approximately $70.1 million during the six-month period partially offset by the termination of the Company's relationship with a large regional chain customer on September 30, 1997 (an impact of approximately $26.4 million).

           Excluding sales made to the former large regional chain customer from the six-month period in the prior year, net sales effectively increased 44.6% for the six months ended December 31, 1998. In addition, the quarter and six months ended December 31, 1998 contained $43.8 million and $78.4 million, respectively, in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statement of operations. "Dock-to-dock" sales were $12.8 million for both the quarter and six months ended December 31, 1997, as there were no "dock-to-dock" sales in the first quarter of the prior year.

           Gross Profit  Gross profit increased 43.4% to $9.8 million for the
           ------------
           quarter ended December 31, 1998, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 4.92% to 4.93% for the quarter ended December 31, 1998, compared to the corresponding period of the prior year. Deeper penetration of higher margin generic sales, inventory investment buying initiatives and non-product related services were substantially offset by the impact of higher sales to large customers, which typically carry a lower margin. The gross margin computed on a first-in, first-out (FIFO) basis increased from 5.04% to 5.07% for the quarter ended December 31, 1998, compared to the corresponding period of the prior year.

           Gross profit increased 37.8% to $18.2 million for the six months ended December 31, 1998, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 4.59% to 4.81% for the six months ended December 31, 1998, compared to the corresponding period of the prior year. The increase in gross margin percentage was due mainly to higher penetration of profitable generic sales, and benefits from changes in the Company's procurement strategies. The gross margin computed on a first-in, first-out (FIFO) basis increased from 4.71% to 4.93% for the six months ended December 31, 1998, compared to the corresponding period of the prior year.


           Operating Expenses   Operating expenses increased $1.6 million, or
           ------------------
           32.9%, to $6.4 million for the quarter and increased $2.4 million, or 24.2%, to $12.2 million for the six months ended December 31, 1998, compared to the corresponding period of the prior year. As a percentage of net sales, operating expenses decreased from 3.49% to 3.24% for the quarter and decreased from 3.40% to 3.22% for the six months ended December 31, 1998, compared to the corresponding period of the prior year. The increase in operating expenses for the quarter and six months ended December 31, 1998 resulted primarily from incremental warehouse and distribution costs associated with increased sales activity, and higher personnel and occupancy costs related to additional managerial positions in several major functional areas of the Company. The decrease in the operating expense percentages for the quarter and six months ended December 31, 1998 is due mainly to the increase in chain store sales, which typically carry a lower operating expense to net sales percentage than other trade classes.


           Interest Expense, Net  Net interest expense increased $348,000 or
           ---------------------
           40.7% for the quarter and increased $662,000 or 42.8% for the six months ended December 31, 1998, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense decreased from 0.62% of net sales to 0.61% of net sales for the quarter and increased from 0.54% to 0.58% of net sales for the six months ended December 31, 1998, compared to the corresponding period of the prior year. The increase in net interest expense is primarily the result of an increase in the average outstanding balance on the Company's working capital credit facilities due to expanded business and changes in the Company's inventory procurement strategies, offset by the lower interest rates on these facilities.

           Other Income, Net  Other income, net decreased from $104,000 to
           -----------------
           $59,000 for the quarter and increased from $246,000 to $268,000 for the six months ended December 31, 1998, compared to the corresponding period of the prior year. The decrease in other income, net for the quarter was primarily due to the impact of a fixed asset disposal.

           Effects of Inflation and LIFO Accounting  The effects of price
           ----------------------------------------
           inflation, measured by the excess of LIFO costs over FIFO costs, were approximately $275,000 and $170,000, respectively, for the three months ended December 31, 1998 and December 31, 1997 and approximately $452,000 and $360,000, respectively, for the six months ended December 31, 1998 and December 31, 1997.

           Provision for Income Taxes  The Company's effective income tax
           --------------------------
           rate of 39.0% is the rate expected to be applicable for the full fiscal year ending June 30, 1999. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and the effect of state income taxes. The effective income tax rate has decreased from the quarter ended September 30, 1998 as a result of lower non-deductible amortization expenses of intangible assets.

           Financial Condition:
           -------------------

           Liquidity and Capital Resources  The Company's working capital
           -------------------------------
           requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit and the Securitization facility, and trade credit from its suppliers. The following measures are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                                   December 31,      June 30,
                                                      1998             1998
                                                   ------------     ---------
           Working capital (000's)                   $39,219          $52,250
           Current ratio                           1.45 to 1        1.56 to 1


           Working capital and the current ratio have declined mainly as a result of the Securitization, since a portion of the Company's trade accounts receivables are no longer included in the Company's current assets, offset by an increase in inventory of $28.9 million. The reduction in trade accounts receivable as a result of the Securitization at December 31, 1998 amounted to $46.9 million. Adjusting for the Securitization, working capital and the current ratio would have been $92.8 million and 2.08 to 1, respectively.

           The Company invested $350,000 in capital assets in the six-month period ended December 31, 1998, as compared to $497,000 in the corresponding period in the prior year. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

           Cash outflows from financing activities totaled $19.9 million for the six-month period ended December 31, 1998 as compared to cash inflows of $22.9 million for the corresponding period in the prior year. The current year increase in cash outflow is primarily due to the reduction in the revolver that resulted from the application of the receivable Securitization proceeds. At December 31, 1998, the revolving line of credit provided a maximum borrowing capacity of $75.0 million. At December 31, 1998 and June 30, 1998, the unused portion of the line of credit amounted to $20.4 million and $14.8 million, respectively. In addition, at December 31, 1998, the Securitization provided a maximum borrowing capacity of $60.0 million. At December 31, 1998, the unused portion of the Securitization amounted to $13.1 million. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

           Year 2000:
           ---------

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

           Subsequent Event:
           ----------------

           On February 16, 1999, the Company announced the signing of a letter of intent to acquire Jewett Drug Co., Inc., ("Jewett") a privately owned pharmaceutical distribution company based in Aberdeen, South Dakota for a combination of cash, and notes the Company's common stock totaling $36 million. Jewett provides comprehensive pharmaceutical distribution services to over 250 customers in South Dakota, North Dakota, Minnesota and four north central states. Jewett recorded calendar 1998 sales of approximately $250 million. The company expects the transaction to be closed in its fourth fiscal quarter subject to execution of a definitive agreement, satisfactory completion of due diligence and required regulatory approvals.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


Part II.   Other Information
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 3.2 - By-laws of D&K Healthcare Resources, Inc., as
                       currently in effect

                 27 - Financial Data Schedule


                 99 - Press Release

           (b)   Reports on Form 8-K

                 Current report on Form 8-K relating to the adoption of a shareholder rights plan, dated November 12, 1998

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                D & K HEALTHCARE RESOURCES, INC.





Date:  February 16, 1999        By:  /s/ J. Hord Armstrong, III
       -----------------            -------------------------------
                                     J. Hord Armstrong, III
                                     Chairman of the Board and
                                     Chief Executive Officer




                                By:  /s/ Thomas S. Hilton
                                     ------------------------------
                                     Thomas S. Hilton
                                     Senior Vice President
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)