Form 10-K405/A
period 1998-06-30
D & K HEALTHCARE RESOURCES INC
filed 1999-03-31
CIK 888914

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01
(Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                     ---    ---

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

                                    PART II


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

                                    PART III

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

     The Financial Statements of Pharmaceutical Buyers, Inc. for the years ended December 31, 1998 and 1997 included as Exhibit 99 to this Annual Report on Form 10-K/A are incorporated herein by this reference.

                  Schedules other than those listed above have been omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.

                     (3)   Exhibits.

                           See Exhibit Index.

                  (b)      Reports on Form 8-K

                           None.

                  (c)      See Item 14(a)(3) above.*

                  (d)      See Item 14(a)(2) above.*


* Previously filed with Form 10-K for the year ended June 30, 1998.

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

                                                D & K HEALTHCARE RESOURCES, INC.
                                                          (Registrant)


                             By   /s/ J. Hord Armstrong, III
                                  --------------------------
                                  J. Hord Armstrong, III, Chairman of the Board and Chief Executive Officer
Date:  March 30, 1999

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


Signature                                 Title                                           Date
---------                                 -----                                           ----
/s/ J. Hord Armstrong, III                Chairman of the Board and Chief                 March 30, 1999
------------------------------------      Executive officer
J. Hord Armstrong, III

/s/ Martin D. Wilson                      President, Chief Operating Officer,
------------------------------------      Secretary and Director                          March 30, 1999
Martin D. Wilson

/s/ Thomas S. Hilton                      Senior Vice President,                          March 30, 1999
------------------------------------      Chief Financial Officer,
Thomas S. Hilton                          (Principal Financial and Accounting Officer)

/s/ Richard F. Ford                       Director                                        March 30,1999
------------------------------------
Richard F. Ford

/s/ Bryan H. Lawrence                     Director                                        March 30, 1999
------------------------------------
Bryan H. Lawrence

/s/ Elliot H. Stein                       Director                                        March 30, 1999
------------------------------------
Elliot H. Stein

/s/ Robert E. Korenblat                   Director                                        March 30, 1999
------------------------------------
Robert E. Korenblat

/s/ Thomas F. Patton                      Director                                        March 30, 1999
------------------------------------
Thomas F. Patton

/s/ James M. Usdan                        Director                                        March 30, 1999
------------------------------------
James M. Usdan

/s/ Louis B. Susman                       Director                                        March 30, 1999
------------------------------------
Louis B. Susman

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

13*                    Registrant's 1998 Annual Report to Stockholders.

21*                    Subsidiaries of the registrant.

23*                    Consent of Arthur Andersen LLP.

99                     Pharmaceutical Buyers, Inc. Financial Statements as of December
                       31, 1998 and 1997 together with Report of  Independent Public
                       Accounts are filed herewith.

* Previously Filed with Form 10-K for the year ended June 30, 1998.