Form 10-Q
period 1999-03-31
D & K HEALTHCARE RESOURCES INC
filed 1999-05-14
CIK 888914

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

          (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                            OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

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

                        X      YES                            NO
                  -------------                   ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value                         3,857,775
          ----------------------------                    ------------------
                   (class)                                 (April 30, 1999)

                    D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                          Index

                                                                               Page No.
                                                                               --------
Part I.   Financial Information
          ---------------------

          Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 1999 and June 30, 1998                                      3

               Condensed Consolidated Statements of Operations for the
               Three Months and Nine Months Ended March 31, 1999
               and March 31, 1998                                                    4

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended March 31, 1999 and
               March 31, 1998                                                        5

               Notes to Condensed Consolidated Financial Statements              6 - 10

          Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              11 - 17

Part II.  Other Information
          -----------------

          Item 6.  Exhibits and Reports on Form 8-K                                  18

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                                    D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                         Condensed Consolidated Balance Sheets
                                                     (In thousands)
                                                                           March 31,               June 30,
                                                                             1999                    1998
                                                                          -----------              --------
                                                                          (Unaudited)
                         Assets
                         ------
Cash                                                                           $456                  $4,051
Receivables                                                                  36,508                  50,496
Inventories                                                                 104,856                  90,413
Other current assets                                                            583                     532
                                                                           --------                --------
    Total current assets                                                    142,403                 145,492
                                                                           --------                --------

Net property and equipment                                                    5,042                   5,924
Investment in PBI                                                             4,074                   4,129
Deferred income taxes                                                         2,842                   2,842
Other assets                                                                    720                     228
Intangible assets                                                            13,244                  11,735
                                                                           --------                --------
         Total assets                                                      $168,325                $170,350
                                                                           ========                ========

               Liabilities and Stockholders' Equity
               ------------------------------------

Current maturities of long-term debt                                           $280                  $6,448
Accounts payable                                                            103,446                  80,659
Deferred income taxes                                                         2,906                   2,974
Accrued expenses                                                              6,439                   3,161
                                                                           --------                --------
    Total current liabilities                                               113,071                  93,242
                                                                           --------                --------

Revolving line of credit                                                     33,137                  60,185
Long-term debt, excluding current maturities                                     31                     971
                                                                           --------                --------
         Total liabilities                                                  146,239                 154,398
                                                                           --------                --------

Stockholders' equity:
Common stock                                                                     39                      37
Paid-in capital                                                              16,640                  15,074
Retained earnings                                                             5,407                     841
                                                                           --------                --------
    Total stockholders' equity                                               22,086                  15,952
                                                                           --------                --------


         Total liabilities and stockholders' equity                        $168,325                $170,350
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

                                    D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Operations
                                                      (Unaudited)
                                     (In thousands, except share and per share data)

                                                               Three Months Ended             Nine Months Ended
                                                            March 31,      March 31,      March 31,      March 31,
                                                              1999           1998           1999           1998
                                                           ---------      ---------      ---------      ---------
Net sales                                                   $213,984       $155,314       $591,703       $442,908
Cost of sales                                                201,779        147,240        561,318        421,639
                                                           ---------      ---------      ---------      ---------
         Gross profit                                         12,205          8,074         30,385         21,269

Operating expenses                                             7,505          5,386         19,661         15,176
                                                           ---------      ---------      ---------      ---------
         Income from operations                                4,700          2,688         10,724          6,093

Other income (expense):
    Interest expense, net                                     (1,395)        (1,031)        (3,602)        (2,576)
    Other, net                                                    95            113            363            359
                                                           ---------      ---------      ---------      ---------
                                                              (1,300)          (918)        (3,239)        (2,217)
                                                           ---------      ---------      ---------      ---------

         Income before income tax provision                    3,400          1,770          7,485          3,876
Income tax provision                                           1,326            708          2,919          1,593
                                                           ---------      ---------      ---------      ---------
         Net income                                           $2,074         $1,062         $4,566         $2,283
                                                           =========      =========      =========      =========



Earnings per common share:

Basic earnings per share                                       $0.54          $0.29          $1.21          $0.70
Diluted earnings per share                                     $0.49          $0.27          $1.11          $0.62


Basic common shares outstanding                            3,841,253      3,603,448      3,785,259      3,244,501
Diluted common shares outstanding                          4,215,747      3,873,494      4,162,421      3,789,946



                               See notes to condensed consolidated financial statements.

                                                                   Page 5 of 19

                           D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)
                                            (In thousands)

                                                                       Nine Months Ended
                                                               March 31,               March 31,
                                                                 1999                    1998
                                                               --------                --------
Cash flows from operating activities:
Net income                                                       $4,566                  $2,283

Adjustments to reconcile net income
    to net cash flows from operating activities:

Amortization of debt issuance costs                                 349                     212
Depreciation and amortization                                     1,148                   1,163
Gain from sale of assets                                             (9)                    (17)
Equity in net income of PBI                                        (295)                   (281)

Changes in operating assets and liabilities, net of acquisitions:

Decrease (increase) in accounts receivable, net                  14,139                  (2,848)
Increase in inventories                                         (14,444)                (34,152)
Increase in other current assets                                    (66)                 (1,183)
Increase in accounts payable                                     22,787                  16,042
Increase in accrued expenses                                      3,824                     685
Other, net                                                          (12)                    247
                                                               --------                --------
    Cash flows from operating activities                         31,987                 (17,849)

Cash flows from investing activities:

Cash paid for acquired company                                   (2,176)                 (1,255)
Cash dividend from affiliate                                        350                     350
Proceeds from sale of fixed assets                                  752                      17
Purchases of property and equipment                                (545)                   (726)
                                                               --------                --------
    Cash flows from investing activities                         (1,619)                 (1,614)

Cash flows from financing activities:

Borrowings under revolving line of credit                       332,748                 306,694
Repayments under revolving line of credit                      (364,935)               (284,002)
Principal payments on long-term debt                             (1,970)                 (3,777)
Proceeds from exercise of stock options                             810                      83
Debt issuance costs                                                (616)                   (288)
                                                               --------                --------
    Cash flows from financing activities                        (33,963)                 18,710

Decrease in cash                                                 (3,595)                   (753)
Cash, beginning of period                                         4,051                   1,646
                                                               --------                --------
Cash, end of period                                                $456                    $893
                                                               ========                ========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for
         Interest                                                $3,544                  $2,465
         Income taxes                                             1,281                   1,045



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

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

          Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); (2) common shares issuable upon conversion of certain convertible PBI stock; and (3) common shares issuable upon conversion of all convertible subordinated notes. The diluted computation for the quarter and nine months ended March 31, 1998 adds to income interest on all convertible subordinated notes and deducts the related income tax effect as if such notes had been converted into common stock at the beginning of the period. On December 29, 1997, the holder of 11% convertible subordinated notes converted its remaining $1,750,000 of notes into 530,978 shares of the Company's common stock. The conversion ratio was approximately $3.30 per share. The diluted computation for the quarter and nine months ended March 31, 1999 adds to income the earnings that would be included in the Company's consolidated net income for the periods as if the convertible PBI stock had been converted to the Company's common stock at the beginning of the period.

          The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:

                                               Quarter Ended March 31, 1999                  Quarter Ended March 31, 1998
                                        ---------------------------------------         --------------------------------------
                                          Income            Shares         Per-           Income          Shares         Per-
                                                         (Denominator)    Share                        (Denominator)    Share
                                        (Numerator)           <F1>       Amount         (Numerator)        <F1>         Amount
                                        -----------      -------------   ------         -----------    -------------    ------
BASIC EARNINGS PER SHARE:
Net income available to
   Common shareholders                  2,073,581        3,841,253        $0.54        1,062,071        3,603,448        $0.29

EFFECT OF DILUTED SECURITIES:
Options and warrants                                       174,494                                        260,068
Convertible PBI stock                      (1,063)         200,000                            --               --<F2>
Convertible subordinated notes                 --               --                         1,750            9,978
                                        ---------        ---------                     ---------        ---------
DILUTED EPS:
Net Income available to
   Common stockholder plus
   assumed conversions                  2,072,518        4,215,747        $0.49        1,063,821        3,873,494        $0.27
                                        ---------        ---------                     ---------        ---------


                                            Nine Months Ended March 31, 1999               Nine Months Ended March 31, 1998
                                        ---------------------------------------         --------------------------------------
                                          Income            Shares         Per-           Income          Shares         Per-
                                                         (Denominator)    Share                        (Denominator)    Share
                                        (Numerator)           <F1>       Amount         (Numerator)        <F1>         Amount
                                        -----------      -------------   ------         -----------    -------------    ------
BASIC EARNINGS PER SHARE:
Net income available to
   Common shareholders                  4,565,961        3,785,259        $1.21        2,283,498        3,244,501        $0.70

EFFECT OF DILUTED SECURITIES:
Options and warrants                                       177,162                                        189,475
Convertible PBI stock                      47,193          200,000                            --               --<F2>
Convertible subordinated notes                 --               --                        59,500          355,970
                                        ---------        ---------                     ---------        ---------

DILUTED EPS:
Net Income available to
   Common stockholder plus
   assumed conversions                  4,613,154        4,162,421        $1.11        2,343,998        3,789,946        $0.62

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

          The maximum allowable amount of receivables eligible to be sold is $60 million. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $60.0 million of accounts receivable were sold as of March 31, 1999. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the nine-month period ended March 31, 1999. Accordingly, the Company's trade accounts receivable at March 31, 1999 are net of $60.0 million, which represent accounts receivable that were sold under the Securitization.

          The Securitization bears interest at the 30-day London Interbank Offer Rate (LIBOR) plus program and liquidity fees of 0.71%.

          In addition, in August 1998, the Company amended the terms of its revolving line of credit to provide a maximum borrowing capacity of line of credit to provide a maximum borrowing capacity of $75 million based upon eligible inventories and to extend its maturity through August 2001. The advances bear interest at the daily LIBOR plus 1.25%. The Company also has the option to pay interest on the obligation at prime plus .5% per annum. At March 31, 1999 and June 30, 1998, the unused portion of the line of credit amounted to $34.7 million and $14.8 million, respectively.

          The Company also has an interest rate collar agreement, whereby the LIBOR on $10.0 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%. On March 31, 1999, the Company executed an additional interest rate collar agreement on $40.0 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed 6.85% nor be less than 4.93%.


Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of

          PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $52,000 and $81,000 for the three-month periods ended March 31, 1999 and March 31, 1998 ($121,000 and $150,000, respectively, before goodwill amortization). The Company's equity in the net income of PBI totaled $294,000 and $281,000 for the nine-month periods ended March 31, 1999 and March 31, 1998, respectively ($501,000 and $488,000, respectively, before goodwill amortization).

          The remaining PBI shareholders have options to convert their ownership interests in PBI into shares of the Company's common stock under the terms of the original purchase agreement. Those options which have been determined to be dilutive are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.

Note 5. During the nine months ended March 31, 1999, under the provisions of its Long-Term Incentive Plan and its 1993 Stock Option Plan, the Company granted non- qualified stock options for an aggregate of 85,000 and 69,200 shares, respectively, of common stock to certain executives and key employees at exercise prices ranging from $16.88 to $25.50 per share.

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

          The following sets forth a summary of the options outstanding under the Company's Long-Term Incentive Plan and the 1993 Stock Option
          Plan:

                                                                                     Weighted Average
                                                               Number of           ------------------
                                                                Shares                Exercise Price
                                                               --------------------------------------
          Outstanding at June 30, 1998                          441,998                    $7.13
          Granted                                               154,200                   $19.40
          Exercised                                            (108,500)                   $7.37
          Cancelled                                              (3,000)                  $11.25

                                                               --------
          Outstanding at March 31, 1999                         484,698                   $10.95
                                                               ========

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

Note 7. On February 16, 1999, the Company announced the signing of a letter of intent to acquire Jewett Drug Co., Inc., ("Jewett") a privately owned pharmaceutical distribution company based in Aberdeen, South Dakota. The consideration will be a combination of cash and the Company's common stock totaling $34 million, which is $2 million less than originally announced. Jewett provides comprehensive pharmaceutical distribution services to over 250 customers in South Dakota, North Dakota, Minnesota and four north central states. The Company expects the transaction to be closed in its fourth fiscal quarter subject to execution of a definitive agreement, satisfactory completion of due diligence and required regulatory approvals.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of March 31, 1999 and June 30, 1998, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 1999 and March 31, 1998, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1998 Annual Report to Stockholders.

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

          Results of Operations:
          ---------------------

          Net Sales  Net sales increased $58.7 million, or 37.8%, for the
          ---------
          quarter ended March 31, 1999, compared to the corresponding period of the prior year. Institutional sales increased $8.7 million primarily due to increased sales to a prescription benefit management company. Independent pharmacy sales increased by $19.7 million due to new and existing retail accounts, including a $10.4 million increase from the prior year in sales made to an independent retail purchasing association and independent retail pharmacies formerly associated with an acquired drug wholesaler. Chain store sales increased $29.9 million due to higher sales to existing and new chain store customers during the current quarter.

          Net sales increased $148.8 million, or 33.6% for the nine months ended March 31, 1999, compared to the corresponding period of the prior year. Institutional sales increased $22.2 million primarily due to increased sales to a prescription benefit management company. Independent pharmacy sales increased by $52.4 million due to new and existing retail accounts, including a $33.4 million increase from the corresponding period of prior year in sales made to an independent retail purchasing association and independent retail pharmacies formerly associated with an acquired drug wholesaler. Chain store sales increased $73.6 million due to higher sales to existing and new chain store customers of approximately $100.0 million during the nine-month period partially offset by the termination of the Company's relationship with a large regional chain customer on September 30, 1997 (an impact of approximately $26.4 million).

          Excluding sales made to the former large regional chain customer from the nine-month period in the prior year, net sales effectively increased 42.1% for the nine months ended March 31, 1999. In addition, the quarter and nine months ended March 31, 1999 contained $92.6 million and $171.0 million, respectively, in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $11.1 million and $25.2 million, respectively, for the quarter and nine months ended March 31, 1998.

          Gross Profit  Gross profit increased 51.2% to $12.2 million for the
          ------------
          quarter ended March 31, 1999, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 5.20% to 5.70% for the quarter ended March 31, 1999, compared to the corresponding period of the prior year. The increase in gross margin percentage was due mainly to benefits from inventory investment buying initiatives and to higher penetration of profitable generic sales, partially offset by higher sales to large customers, which typically carry a lower margin percentage. The gross margin computed on a first-in, first-out (FIFO) basis increased from 5.55% to 6.14% for the quarter ended March 31, 1999, compared to the corresponding period of the prior year.

          Gross profit increased 42.9% to $30.4 million for the nine months ended March 31, 1999, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 4.80% to 5.14% for the nine months ended March 31, 1999, compared to the corresponding period of the prior year. The increase in gross margin percentage was due mainly to benefits from changes in the Company's procurement strategies and higher penetration of profitable generic sales, partially offset by higher sales to large customers, which typically carry a lower margin percentage. The gross margin computed on a first-in, first-out (FIFO) basis increased from 5.01% to 5.37% for the nine months ended March 31, 1999, compared to the corresponding period of the prior year.

          Operating Expenses   Operating expenses increased $2.1 million, or
          ------------------
          39.3%, to $7.5 million for the quarter and increased $4.5 million, or 29.6%, to $19.7 million for the nine months ended March 31, 1999, compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for the quarter remained essentially stable compared to the third quarter of fiscal 1998, while the ratio for the first nine months of fiscal 1999 was 3.32%, an 11 basis point decrease from the comparable period of the prior year. The increase in operating expenses for the quarter and nine months ended March 31, 1999 resulted primarily from incremental warehouse and distribution costs associated with increased sales activity, and higher personnel and occupancy costs related to additional managerial positions in several major functional areas of the Company. The decrease in the operating expense percentages for the nine months ended March 31, 1999 was due mainly to the increase in chain store sales, which typically carry a lower operating expense to net sales percentage than other trade classes.

          Interest Expense, Net  Net interest expense increased $364,000 or
          ---------------------
          35.3% for the quarter and increased $1,026,000 or 39.8% for the nine months ended March 31, 1999, compared to the corresponding periods of the prior year. As a percentage of net sales, net interest expense decreased from 0.66% of net sales to 0.65% of net sales for the quarter and increased from 0.58% to 0.61% of net sales for the nine months ended March 31, 1999, compared to the corresponding period of the prior year. The increase in net interest expense is primarily the result of an increase in the average outstanding balance on the Company's working capital credit facilities due to expanded business and changes in the Company's inventory procurement strategies, offset by the lower interest rates on these facilities.

          Other Income, Net  Other income, net decreased from $113,000 to
          -----------------
          $95,000 for the quarter and increased from $359,000 to $363,000 for the nine months ended March 31, 1999, compared to the corresponding period of the prior year. The decrease in other income, net for the quarter was primarily due to slightly lower equity in the net income of PBI during the quarter.

          Effects of Inflation and LIFO Accounting  The effects of price
          ----------------------------------------
          inflation, measured by the excess of LIFO costs over FIFO costs, were approximately $930,000 and $549,000, respectively, for the quarter ended March 31, 1999 and March 31, 1998 and approximately $1,382,000 and $909,000, respectively, for the nine months ended March 31, 1999 and March 31, 1998.

          Provision for Income Taxes  The Company's effective income tax rate
          --------------------------
          of 39.0% is the rate expected to be applicable for the full fiscal year ending June 30, 1999. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and the effect of state income taxes.

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

                                              March 31,            June 30,
                                                1999                 1998
                                              --------             --------
          Working capital (000's)              $29,332              $52,250
          Current ratio                      1.26 to 1            1.56 to 1

          Working capital and the current ratio have declined as a result of the Securitization, since a portion of the Company's trade accounts receivables are no longer included in the Company's current assets. The reduction in trade accounts receivable as a result of the Securitization at March 31, 1999 amounted to $60.0 million. Adjusting for the Securitization, working capital and the current ratio would have been $89.3 million and 1.79 to 1, respectively.

          The Company invested $545,000 in capital assets in the nine-month period ended March 31, 1999, as compared to $726,000 in the corresponding period in the prior year. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

          Cash outflows from financing activities totaled $34.0 million for the nine-month period ended March 31, 1999 as compared to cash inflows of $18.7 million for the corresponding period in the prior year. The current year increase in cash outflows is primarily due to the reduction in the revolver that resulted from the application of the receivable Securitization proceeds. At March 31, 1999, the revolving line of credit provided a maximum borrowing capacity of $75.0 million. At March 31, 1999 and June 30, 1998, the unused portion of the line of credit amounted to $34.7 million and $14.8 million, respectively. In addition, at March 31, 1999, the Securitization provided a maximum capacity of $60.0 million. At March 31, 1999, the entire Securitization of $60.0 million was utilized. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

          On March 31, 1999, the Company paid off the entire remaining balance of the Missouri First Link loan in an effort to reduce higher interest bearing debt. The principal amount outstanding on this loan was $ 875,000.

          Year 2000:
          ---------

          Certain aspects of the Company's business (including that of its subsidiaries) could be affected by what has commonly become known as the Year 2000 or Y2K problem. Specifically, the problem derives from computer software, hardware and embedded chips which recognize, receive, process and store date data using only 2-digit years, and therefore, may malfunction when they encounter dates which are from the 21st century, rather than the 1900's. Computerized systems are fundamental to several key functions of the Company and its subsidiaries. The following discussion includes the Company and its subsidiaries. The Company operates its business using a network of distributed AS/400, local area network (LAN) and PC Systems. The Company's financial, distribution and operational systems reside on the AS/400. LAN's are used primarily for file sharing. PC's are used primarily as terminals to the AS/400 systems, with the exception of financial reporting and banking functions. Several of the Company's warehouse operations are automated using radio frequency (RF) equipment. The Company also receives customer orders electronically, either from PC's, data files or hand held devices. The Company also provides software to pharmacies and drug distributors to help them automate functions within their businesses.

          The Company began its Year 2000 efforts in the summer of 1997 and has worked since then to identify and remediate potential Y2K issues.
          The Company's Y2K project is being executed in phases, beginning with assessment, followed by prioritization, remediation, testing, implementation and contingency planning. Assessment, prioritization and remediation work on all known Y2K issues is complete. Testing is complete for LAN, PC and approximately 50% of AS/400 systems, which includes financial, banking and financial reporting systems. Testing has indicated that LAN and PC systems are Year 2000 compliant and the Company is not aware, at this point, of any further work required with these systems. The remaining AS/400, RF and hand held ordering systems, which support distribution and internal operations functions, are undergoing rigorous testing procedures before being implemented in production in late summer 1999. The Company's software products have been remediated and tested and the results have been positive, leading the Company to believe that these products are, in all material respects, Y2K compliant. The Company is in the process of completing its Y2K software implementation in customer sites, which it expects to complete in the summer of 1999. Software upgrades to enable the Company's software products to handle Year 2000 date processing is being provided to customers free of charge through electronic transmissions of the upgrade to customer computers. Customers who use the Company's Resource software product to place electronic orders and the Company's Scriptmaster software product to fill prescriptions are being notified regarding potential hardware issues and given alternatives to resolve the issue. The Company expects this effort to be completed in the summer of 1999.

          The Company does not sell (non-IT) embedded systems, but does use non-IT embedded systems in the normal course of its business in areas such as alarm systems, time clocks, etc. As does virtually every other company, the Company does rely on third parties in the conduct of its business. The Company has surveyed suppliers, transportation companies, alarm system providers, utilities, banks and other third parties it does business with, or who provide products or services the Company uses containing non-IT embedded systems, on a regular basis in an effort to determine these third parties' Y2K state of readiness. At the present time, it appears that the majority of third parties the Company does business with are reasonably certain they will be able to conduct business without significant interruption at the century date change.

          The Company is concurrently developing its Y2K contingency plan and expects to complete this phase of the project in the summer 1999.
          The Company's contingency planning efforts are focused to identify the entities that are critical to the Company's business functions, determine which entities have the largest potential for impact if there are Y2K issues, determine the likelihood of the potential problem, rank the entities by criticality and likelihood of potential problems, and develop work-around plans to handle any potential emergency situation. The Company expects to implement contingency plans in the summer of 1999 and to monitor critical situations thereafter, revising contingency plans if necessary.

          The costs of the Company's Y2K project have been incurred in the areas of IT systems and contingency planning. The Company had spent approximately $500,000 as of March 31, 1999 in its Year 2000 project from internally generated funds and expects to spend approximately another $200,000 from internally generated funds to complete the project by late summer 1999.

          The Company believes the greatest potential risks in connection with the Year 2000 issue would be the inability of its suppliers to provide product in a timely manner, the inability to obtain payments from its customers and the inability of transportation companies to deliver product to its customers, which could have a material adverse impact on the Company's operations, liquidity or financial condition. Also, the issue of customer stockpiling in anticipation of the Year 2000 poses a dilemma, which potentially could have an impact on the Company and other distributors of pharmaceuticals. Many industry commentators have noted the likelihood that some patients, fearing Y2K disasters, will attempt to stockpile prescriptions, thus causing supply chain problems for manufacturers, distributors and retailers. This eventuality could, of course, directly affect the Company's operations, liquidity or financial condition. The Company's contingency plans are designed with the goal of minimizing the potential impact caused by any Year 2000 problems of its suppliers and other third parties. Therefore, the Company does not now believe that any external Y2K problems will have a material adverse impact on its operations, liquidity or financial condition.

          While the Company believes it has taken a comprehensive and reasonable approach towards anticipating and addressing the potential impact of the century date change on its business, there can be no assurance that the Company internally, or any third party upon which the Company depends, will avoid successfully all Y2K malfunctions.

          As part of the foregoing Y2K discussion, the Company has used a significant number of forward looking statements (i.e. "expects", "believes", and similar phrases). These are based on the Company's present knowledge and informed expectations which may change in the future based on new developments, facts and circumstances.

          Other:
          -----

          On February 16, 1999, the Company announced the signing of a letter of intent to acquire Jewett Drug Co., Inc., ("Jewett") a privately owned pharmaceutical distribution company based in Aberdeen, South Dakota. The consideration will be a combination of cash and the Company's common stock totaling $34 million, which is $2 million less than originally announced. Jewett provides comprehensive pharmaceutical distribution services to over 250 customers in South Dakota, North Dakota, Minnesota and four north central states. The Company expects the transaction to be closed in its fourth fiscal quarter subject to execution of a definitive agreement, satisfactory completion of due diligence and required regulatory approvals.

                     D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


Part II. Other Information
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.29 - Employment agreement for Senior Vice President and Chief
                      Financial Officer dated December 18, 1998

              10.30 - Employment Agreement for Vice President, General Council
                      and Secretary dated March 17, 1999

              27 -    Financial Data Schedule

              99 -    Press Release

         (b)  Reports on Form 8-K

              None

                                        SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          D & K HEALTHCARE RESOURCES, INC.




Date:  May 14, 1999                       By: /s/ J. Hord Armstrong, III
       ------------                           --------------------------------
                                              J. Hord Armstrong, III
                                              Chairman of the Board and
                                              Chief Executive Officer




                                          By: /s/ Thomas S. Hilton
                                              --------------------------------
                                              Thomas S. Hilton
                                              Senior Vice President
                                              Chief Financial Officer
                                              (Principal Financial & Accounting
                                              Officer)