Form 10-K405
period 1999-06-30
D & K HEALTHCARE RESOURCES INC
filed 1999-09-28
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999           Commission File Number 0-20348

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $72,572,584 as of September 15, 1999.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 15, 1999, 4,382,831 shares of Common Stock, par value $.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in the Part of this report indicated below:

Part II - Registrant's 1999 Annual Report to Stockholders

Part III - Registrant's Proxy Statement for its 1999 Annual Meeting of
           Stockholders

                                     PART I


Item 1.       Business

OVERVIEW

         The Company is the leading publicly held regional wholesale distributor of pharmaceutical and related healthcare and beauty aid products in the United States. It serves more than 900 retail and institutional customers in 24 states primarily in the Midwest and South. The Company also offers a variety of value-added services to its customers, particularly in the areas of cost containment and inventory management. The Company had net sales of $815.3 million in fiscal 1999, of which 47% were to independent pharmacies, 26% were to retail chains, including national pharmacy chains and the pharmacy departments of supermarkets and mass merchandisers, and 27% were to healthcare institutions, including hospitals, alternate site care facilities, pharmacy benefit management companies and managed care organizations. The Company operates from highly efficient and cost effective distribution facilities in Cape Girardeau, Missouri; Lexington, Kentucky; Minneapolis, Minnesota; as well as from facilities in Aberdeen and Sioux Falls, South Dakota, resulting from the Jewett Drug Co. ("Jewett") acquisition. On June 1, 1999, the Company consummated the acquisition of 100% of the outstanding stock of Jewett, a pharmaceutical distribution company based in Aberdeen, South Dakota that provides comprehensive pharmaceutical distribution services to over 250 customers in the Upper Midwest and Great Plains region. The aggregate purchase price for this acquisition of $34.3 million consisted of $21.5 million in cash and $12.8 million (555,556 shares) of the Company's common stock.

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

          In 1996, management of the Company initiated a plan to reposition the Company and significantly improve operating performance. This plan included: (i) identifying and focusing the Company's efforts on high-growth niche markets;
(ii) centralizing certain management functions, including purchasing, marketing and information systems at its corporate offices, while decentralizing executive, sales and operating functions at each of its independently managed profit centers, including its three regional distribution centers; (iii) enhancing the depth and breadth of the Company's management team; (iv) creating new management and employee incentive plans; (v) upgrading the Company's facilities; and (vi) enhancing the Company's corporate image. Since implementing these strategic initiatives, net sales and net income have grown in each of the last 13 fiscal quarters compared to the same periods in the prior years.

         The Company believes that its regional-market focus and high level of customer service provide it with competitive advantages and position it to benefit from trends impacting the industry. Management believes that the increasing size of the wholesale pharmaceutical industry's larger national participants hampers the ability of these companies to deliver customized services to most of their customers. The Company has successfully differentiated itself from its national competitors through its ability to provide flexible and customized services to its targeted customer segments. The Company has demonstrated its ability to work with customers to eliminate waste from the supply chain. In addition, healthcare providers' need for value-added services which help contain costs and effectively manage inventory has given the Company the opportunity to capitalize on its cost competitiveness and advanced systems. The location and quality of the Company's distribution facilities and satellite transfer depots in the Midwest and South allow the Company to service its customers' and suppliers' needs promptly and efficiently. The Company has capitalized on the increased demand for alternate care providers through its investment in Pharmaceutical Buyers, Inc. ("PBI") in fiscal 1996. PBI is one of the nation's leading alternate site group purchasing organizations, and the Company's investment in PBI provides it with access to a higher margin business segment and insight into alternate site distribution.

         The wholesale pharmaceutical distribution industry has experienced rapid sales growth over the past 12 years, increasing from approximately $14.0 billion in sales in 1985 to more than $77.4 billion in 1998. The Company believes that there are several major trends currently affecting the industry, including: (i) continued consolidation of national and regional wholesale drug distribution companies; (ii) an increasing emphasis on value-added services that lower healthcare providers' administrative and other costs associated with medical supply management; (iii) the growing importance of an efficient distribution model as customers become more cost conscious; and (iv) a shift in the delivery of healthcare services from acute care settings to alternate sites, including physician offices and extended care facilities. In addition, the aging population, the increase in research and development spending by pharmaceutical manufacturers and an increase in direct-to-consumer advertising are all positively impacting pharmaceutical demand.


PRODUCTS, SERVICES AND VALUE ADDED MARKETING SYSTEMS

         The Company's product line consists of more than 25,000 SKUs (stock keeping units), including branded pharmaceuticals, multi-source generics, private label products, repackaged pharmaceutical products and over-the counter health and beauty aids. The Company sells branded pharmaceuticals (approximately 90% of net sales in fiscal 1999), generic pharmaceuticals (approximately 5.0% of net sales in fiscal 1999) and over-the-counter health and beauty aids (approximately 5.0% of net sales in fiscal 1999). In addition, through its Tykon, Inc. subsidiary (acquired September 1998), the Company developed and markets a proprietary PC based order entry/order confirmation system to the drug distribution industry.

         The Company strives to offer services which enhance the operating efficiencies of its customers and assist them in competing effectively. Principal elements in the Company's service offerings to its customers include:
(i) RESOURCESM, a proprietary PC based order entry/order confirmation system that completely automates all order creation, transmission and confirmation operations; (ii) PARTNERSSM, a fully automated and customizable replenishment software system which helps pharmacies more efficiently coordinate product supply and demand; (iii) RESOURCE HQSM, a contract management and reporting software system designed for group purchasing and managed care organizations, and retail chains which automates functions relating to corporate and group contracts; and (iv) SCRIPTMASTER(R), a pharmacy management software system that provides prescription management functions, drug and allergy checks, instantaneous connections to hundreds of third party insurance plans, "just in time" inventory management, automated accounts receivable, quick pay program monitoring and central office functions.

         The Company offers a broad range of merchandising and marketing services to its independent pharmacy customers under its MedPlus(R) identity program. Under this program, the Company plans and coordinates cooperative advertising programs and provides for the availability of various promotional products, including a single-source supply for generics at highly competitive prices from leading pharmaceutical manufacturers. The Company also offers new product introduction programs, point-of-sale materials, calendars, blood pressure testing units, automatic new product distribution, rack jobbing, store fixturing and retail employee training programs. Other services offered to independent pharmacies under Med Plus include: retail merchandising, inventory management systems, electronic order entry, planogramming, shelf labels and price stickers, private label products, monthly feature promotions, home healthcare marketing programs, store layout assistance, business management reports, pharmacy computer systems and monthly catalogs.


CUSTOMERS AND MARKETS

         The Company's diverse customer base consists of over 900 independent pharmacies, retail chains and healthcare institutions. Independent pharmacies generally are community-based pharmacies, which the Company believes benefit the most from the Company's sales and value added services. Retail chains, a fast growing segment of the market, include national pharmacy chains and the pharmacy departments of supermarkets and mass merchandisers. Healthcare institutions, which currently comprise the largest segment of the market, consist of hospitals, nursing homes, clinics and other alternate site care facilities, home health agencies, HMOs and pharmacy benefit management companies.

         The independent pharmacy trade class stabilized in 1998 with store closings dropping to 121 from 1,118 in 1997. In addition, the Company has worked with entrepreneurs to open new independent community pharmacies. This could present additional opportunities as the Company is well positioned to respond to the needs of new pharmacies requiring a flexible, innovative trading partner.

         The Company believes that diversifying its sales across the various market segments enables it to capture greater market share in the geographic areas it serves and better serve the faster growing segments of the healthcare markets. The following table sets forth the Company's sales mix by customer segment:


                                                            NET SALES
                          -------------------------------------------------------------------------------
                                                        Fiscal Years Ended
                          -------------------------------------------------------------------------------
                              March 28, 1997              June 30, 1998               June 30, 1999
                          ------------------------    -----------------------     -----------------------
                             Amount       Percent       Amount        Percent       Amount       Percent
                          -----------    ---------    ----------     --------     ----------    ---------
                                                          (IN THOUSANDS)
Independent Pharmacies      $223,708        46.6%      $301,536        49.3%       $382,532      46.9%
Retail Chains                131,343        27.4        131,233        21.4         213,779      26.2
Healthcare Institutions      124,473        26.0        179,658        29.3         216,901      26.9
Software                          --          --             --          --           2,107        --
                            --------       ------      --------       ------       --------     ------
                            $479,524       100.0%      $612,427       100.0%       $815,319     100.0%
                            ========       ======      ========       ======       ========     ======


         The Company's senior management is actively involved in identifying and developing opportunities to expand the Company's business with customers in each of these market segments, including the preparation of proposals which highlight customer benefits of the Company's cost competitiveness, advanced systems and value added services. During fiscal 1997, fiscal 1998 and fiscal 1999, the Company's 10 largest customers accounted for approximately 47.1%, 37.1% and 52.8%, respectively, of the Company's revenues. The Company's largest customer during fiscal 1997 (with which the Company's relationship was terminated in September 1997) accounted for approximately 20.0% of the Company's revenues during that year and Anthem Prescription Management, Inc., its largest customer during fiscal 1998 and fiscal 1999, accounted for approximately 13% and 12% of the Company's revenues during those periods, respectively.

         In fiscal 1999, the increase in percentage sales to the 10 largest customers resulted from a focused marketing effort directed towards large national chains. Jewett's largest customer, Tel Drug (the mail order division of CIGNA) accounted for 54.0% and 66.0% of Jewett's sales in calendar 1997 and 1998, respectively. Tel Drug is expected to be the Company's largest customer in fiscal 2000.

         In September 1999, the Company renewed its primary supplier contract with the Tennessee Pharmacy Coalition/Tennessee Pharmacy Purchasing Alliance ("TPPA") extending the agreement through August 2002. TPPA is a group purchasing alliance which currently has over 180 members of independent pharmacies operating in Tennessee, Ohio, Georgia, Virginia, Arkansas, Mississippi and Alabama. Over the next three years, the agreement is expected to represent in excess of $400 million of pharmaceutical sales; however, TPPA members each control their own purchasing and, as such, do not comprise one of the Company's largest customers.

SALES AND MARKETING

         The Company recently reinforced its corporate sales effort by promoting two executives to the position of Vice President - Business Development who will focus on high potential new customer prospects.

         The Company employs sales representatives and customer service representatives at each of its distribution centers. In addition to base salary, the Company's sales personnel receive incentive compensation based upon increases in the Company's market share and market penetration. D&K's corporate vice presidents of business development work closely with each business unit to develop sales goals. The Company's sales program includes regular training to improve customer service and to provide its sales and customer service representatives with the skills and resources necessary to increase business with existing customers and establish new customer relationships. The Company also maintains a telephone service department staffed with trained personnel who work with customers to answer questions and solve problems.

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

OPERATIONS

         The Company is structured as an organization of locally managed drug wholesale distribution centers. Each distribution center has an executive, sales and operations staff with management compensation at each center determined by its operating results. These operations utilize the Company's corporate staff for procurement, marketing, financial, legal and executive management resources and corporate coordination of assets and working capital management. The Company's decentralized sales and distribution network, combined with its centralized procurement and corporate support staff structure, enable the Company to provide high levels of specialized, customer service while minimizing administrative expenses and maximizing volume discounts for product purchases.

         The Company's distribution centers maintain computer systems and sophisticated materials handling equipment for receiving, storing and distributing large quantities and varieties of products. The Company continuously seeks to improve its warehouse automation technologies to maximize operational efficiencies on a cost-effective basis. The Company developed state of-the-art radio frequency (RF) and receiving procedures and barcoding and scanning technologies at one of its distribution centers which significantly improved accuracy, efficiency and productivity at that center. The Company subsequently exported this technology to its other distribution centers and has developed RF order verification, vendor returns and customer returns systems.

         The Company receives virtually 100% of its orders electronically and, upon receipt of the customer's order at a distribution center, the Company's warehouse-management system produces a "picking document" containing product selection, loading and truck routing information. The system also provides customized price information (geared to local market as determined by the customer) or individual package price stickers to accompany each shipment to facilitate the customer's pricing of the items. Virtually all items ordered from the Company's distribution centers are available and shipped by the Company within 24 hours after the orders are placed by customers. Orders are delivered to customers by the Company's fleet of trucks and vans or by contract carriers.

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

         The Company purchases products from approximately 1,000 manufacturers for the wholesale purchase of pharmaceuticals and other products. The Company initiates purchase orders with manufacturers through its information systems. During fiscal 1998 and fiscal 1999, the Company's 10 largest suppliers accounted for approximately 62% and 47%, respectively, of the Company's purchases by dollar volume. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The majority of contracts with suppliers are terminable by either party upon short notice and without penalty. The Company believes that its relationships with its suppliers are good.

MANAGEMENT INFORMATION SYSTEMS

         Each of the Company's distribution centers operates as a distinct business with full systems functionality: order processing, inventory management, accounts receivable, accounts payable, general ledger, master file maintenance, external and internal reporting. Historically, each distribution center housed an AS/400 system and several PCs, and the St. Louis corporate office housed an additional AS/400 to support corporate systems. The Company is in the process of consolidating AS/400 computer processing into two major data centers: St. Louis and Cape Girardeau. These two data centers will provide computing services to support all distribution centers as well as corporate functions. Implementation of high availability business continuity systems to support continuous operation of the consolidated data centers is planned for the coming fiscal year. Each distribution center and the corporate offices will continue to house a local area network (LAN) and multiple PCs. The Company's computer systems are connected by a high speed data network and information is transmitted between locations on a regular basis. The Company is standardizing e-mail systems with implementation of a central e-mail server.


COMPETITION

         The wholesale distribution of pharmaceuticals, health and beauty aids, and other healthcare products is highly competitive, with national and regional distributors competing primarily on the basis of service and price. Other competitive factors include delivery service, credit terms, breadth of product line, customer support, merchandising and marketing programs. The Company competes with large, national distributors such as McKesson HBOC, Inc., Bergen Brunswig Corporation, Cardinal Health, Inc., Bindley-Western Industries, Inc. and AmeriSource Health Corporation, as well as with local and regional wholesalers, manufacturers and generic pharmaceutical telemarketers and specialty distributors. The Company also competes with other wholesale distributors for purchases of products and financial support in the form of trade credit from manufacturers. Certain of the Company's competitors have significantly greater financial and marketing resources than the Company.


EMPLOYEES

         As of August 31, 1999, the Company employed 324 persons, 290 of whom were full-time employees. Approximately 23 of the Company's employees at its Minneapolis, Minnesota distribution center are covered by a collective bargaining agreement with the Miscellaneous Drivers, Helpers and Warehousemen's Union, Local 638, which expires in March 2000. Approximately 15 of the Company's employees at its Jewett Drug Co. subsidiary are covered by a collective bargaining agreement with the General Drivers and Helpers Union Local 749, affiliated with the International Brotherhood of Teamsters, which expires February 29, 2000. The Company believes that its employee relations are good.

FORWARD-LOOKING STATEMENTS

         Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in or suggested by such forward looking statements. These risks and uncertainties include the Company's ability to compete in a competitive industry, with many competitors having substantially greater resources than the Company and the Company's customers generally having the right to terminate their contracts with the Company or reduce purchasing levels on relatively short notice without penalty, the Company's ability to maintain or improve its operating margin with the industry's competitive pricing pressures, the changing business and regulatory environment, including possible changes in reimbursement for healthcare products and in manufacturers' pricing or distribution policies, the continued availability of investment buying opportunities, the loss of one or more key suppliers for which alternative sources may not be available, the ability to integrate recently acquired businesses and the ability of the Company's suppliers and customers to successfully achieve a Year 2000 conversion for computer systems and applications. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect the Company's views as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


Item 2.       Properties

         The Company conducts its business from a total of ten office, warehouse and satellite depot facilities. The Company's primary operating facilities include:


                         LOCATION                           DESCRIPTION                 SQUARE FOOTAGE
              --------------------------------    --------------------------------    ------------------
              Cape Girardeau, Missouri (1)        Distribution and administration           66,000
              Lexington, Kentucky (2)             Distribution and administration           37,500
              Minneapolis, Minnesota (2)          Distribution and administration           63,000
              St. Louis, Missouri (1)             Corporate Offices                         11,500
              Aberdeen, South Dakota (1)          Distribution and administration           40,000
              Sioux Falls, South Dakota (1)       Distribution                              22,000


----------------
(1)  Leased
(2)  Owned

         The Company also maintains warehouse and satellite depot facilities in Missouri, Tennessee, Kentucky and Florida that enable it to efficiently distribute product on a timely basis.

         In May, 1999, the Company entered into a lease for 61,900 square feet of distribution and administration space in Lexington, Kentucky. The existing operations in Lexington will be relocated to the new facility in mid fiscal 2000.

         The Company believes its facilities are adequate to support its present business plans.


Item 3.       Legal Proceedings

         No material legal proceedings are pending against the Company.


Item 4.       Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of its security holders during the quarter ended June 30, 1999.

Item 4A.      Executive Officers of the Registrant

         The name, age and position of each of the executive officers of the Company are set forth below.

         J. Hord Armstrong, III, 58, has served as the Chairman of the Board, Chief Executive Officer and Treasurer and as a director of the Company since December 1987. Prior to joining the Company, Mr. Armstrong served as Vice President and Chief Financial Officer of Arch Mineral Corporation, a coal mining and sales corporation, from 1981 to 1987 and as its Treasurer from 1978 to 1981. Mr. Armstrong serves as a Trustee of the St. Louis College of Pharmacy and as a member of the Board of Directors of Jones Pharma, Inc.

         Martin D. Wilson, 38, has served as President and Chief Operating Officer of the Company since January 1996, as Secretary since August 1993 and as a director since 1997. Mr. Wilson previously served as Executive Vice President, Finance and Administration of the Company from May 1995 to January 1996, as Vice President, Finance and Administration of the Company from April 1991 to May 1995 and as Controller of the Company from March 1988 to April 1991. Prior to joining the Company, Mr. Wilson, a certified public accountant, was associated with KPMG Peat Marwick, a public accounting firm.

         Dennis A. White, 49, has served as Vice President, Chief Information Officer of the Company since April 1996. From May 1988 to April 1996, Mr. White served as Director of Customer Information Services and in various other management positions with Bergen Brunswig Corporation, a national wholesale drug distributor.

         Thomas S. Hilton, 47, has served as Senior Vice President and Chief Financial Officer of the Company since January 1999. Between May 1980 and June 1998, Mr. Hilton was employed by the Peabody Group serving in a variety of management positions including Vice President and Treasurer from March 1993 to May 1995 and as Vice President and Chief Financial Officer from May 1995 to June 1998.

         Leonard R. Benjamin, 49, has served as Vice President, General Counsel and Secretary of the Company since April 1999. Between January 1999 and April 1999, Mr. Benjamin was Assistant General Counsel of Innovex Corporation, a provider of sales forces to the pharmaceutical industry. Between October 1998 and January 1999, Mr. Benjamin was counsel to KWS&P/SFA Inc., a software provider to the pharmaceutical industry. Between April 1994 and July 1998, Mr. Benjamin was employed by Walsh International Inc., a software provider to the pharmaceutical industry, initially as Associate General Counsel and then as Vice President, General Counsel and Secretary.

         James D. Largent, 61, has served as Vice President - Business Development of the Company since July 1999. Mr. Largent joined Delta Wholesale Drug, Inc. in March 1968, which was acquired by the Company in December 1987. Mr. Largent has served in a variety of management positions with the Company including Vice President and General Manager of the Cape Girardeau distribution center from May 1995 to July 1999.

         Lewis E. Mead, 49, has served as Vice President - Business Development of the Company since July 1999. Mr. Mead previously served as Vice President and General Manager of the Lexington distribution center from February 1996 to July 1999. From May 1992 to February 1996, Mr. Mead served in various sales management positions with FoxMeyer Drug Company, which was a national wholesale drug distributor.

                                     PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

         The information set forth under the caption "Price Range Per Common Share" on the inside back cover page of the registrant's 1999 Annual Report to Stockholders is incorporated herein by this reference.


Item 6.       Selected Financial Data

         The information set forth under the caption "Financial Highlights" on page 3 of the registrant's 1999 Annual Report to Stockholders is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the registrant's 1999 Annual Report to Stockholders is incorporated herein by this reference.


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.       Financial Statements and Supplementary Data

         The following financial statements and supplementary data, included in the registrant's 1999 Annual Report to Stockholders, are incorporated herein by this reference.


                                                                                         ANNUAL REPORT REFERENCE
                                                                                      -----------------------------
Report of Independent Public Accountants                                                         Page 24
Consolidated Balance Sheets at June 30, 1999 and June 30, 1998                                   Page 25
Consolidated Statements of Operations for the years ended                                        Page 26
   June 30, 1999, June 30, 1998, and March 28, 1997 and for the three months ended June 30, 1997
Consolidated Statements of Stockholders' Equity for the years                                    Page 27
   ended June 30, 1999, June 30, 1998, and March 28, 1997, and for the
   three months ended June 30, 1997
Consolidated Statements of Cash Flows for the years ended                                        Page 28
   June 30, 1999, June 30, 1998, and March 28, 1997, and for the three months ended June 30, 1997
Notes to Consolidated Financial Statements                                                       Page 29



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

         The information set forth under the captions "Election of Directors" in the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated herein by this reference. The Company will file the 1999 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.


Item 11.          Executive Compensation

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's 1999 Proxy Statement is incorporated herein by this reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's 1999 Proxy Statement is incorporated herein by this reference.


Item 13.      Certain Relationships and Related Transactions

         The information set forth under the caption "Certain Transactions" in the registrant's 1999 Proxy Statement is incorporated herein by this reference.


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

                                      D & K HEALTHCARE RESOURCES, INC.
                                                (Registrant)


                             By   /s/ J. Hord Armstrong, III
                                  ----------------------------------------------
                                  J. Hord Armstrong, III, Chairman of the Board,
                                      Chief Executive Officer and Treasurer
Date:  September 28, 1999

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


Signature                           Title                                                Date
---------                           -----                                                ----

/s/ J. Hord Armstrong, III          Chairman, Chief Executive Officer,            September 28, 1999
-------------------------------     Treasurer and Director
J. Hord Armstrong, III

/s/ Martin D. Wilson                President, Chief Operating Officer            September 28, 1999
-------------------------------     and Director
Martin D. Wilson

/s/ Thomas S. Hilton                Senior Vice President, Chief Financial        September 28, 1999
-------------------------------     Officer (Principal financial and
Thomas S. Hilton                    accounting officer)

/s/ Richard F. Ford                 Director                                      September 28, 1999
-------------------------------
Richard F. Ford

/s/ Bryan H. Lawrence               Director                                      September 28, 1999
-------------------------------
Bryan H. Lawrence

/s/ Elliot H. Stein                 Director                                      September 28, 1999
-------------------------------
Elliot H. Stein

/s/ Robert E. Korenblat             Director                                      September 28, 1999
-------------------------------
Robert E. Korenblat

/s/ Thomas F. Patton                Director                                      September 28, 1999
-------------------------------
Thomas F. Patton

/s/ James M. Usdan                  Director                                      September 28, 1999
-------------------------------
James M. Usdan

/s/ Louis B. Susman                 Director                                      September 28, 1999
-------------------------------
Louis B. Susman


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To D & K Healthcare Resources, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the D & K Healthcare Resources, Inc. Annual Report to Stockholders which is incorporated by reference in this Form 10-K, and have issued our report thereon dated August 10, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


ARTHUR ANDERSEN LLP


St. Louis, Missouri
August 10, 1999

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR FISCAL 1997, THE THREE MONTHS ENDED JUNE 30, 1997, FISCAL 1998 AND FISCAL 1999


                                                             Additions
                                                   -------------------------------
                                     Balance at      Charged to                                           Balance at
                                     Beginning       Costs and                                              End of
        Description                  of Period       Expenses           Acquisitions   Deductions           Period
        -----------                  ---------       --------           ------------   ----------           ------
Valuation Allowances for
Doubtful Receivables:

Fiscal Year 1997                      $868,000        $ 65,000            $    --      $ (236,000)        $  697,000
                                      ========        ========            =======      ==========         ==========

Three Months Ended
   June 30, 1997                      $697,000        $     --            $    --      $       --         $  697,000
                                      ========        ========            =======      ==========         ==========

Fiscal Year 1998                      $697,000        $ 15,000            $28,000      $  (40,000)        $  700,000
                                      ========        ========            =======      ==========         ==========

Fiscal Year 1999                      $700,000        $365,000            $82,000      $   (5,000)        $1,142,000
                                      ========        ========            =======      ==========         ==========


                                  EXHIBIT INDEX


Exhibit No.                                 Description
-----------                                 -----------
2.1*                    Stock Purchase and Redemption Agreement, dated as of November 30, 1995, by and among Pharmaceutical Buyers, Inc., J. David McCay, The J. David McCay Living Trust,
                        Robert E. Korenblat and the registrant filed as an exhibit to the registrant's
                        Annual Report on Form 10-K for the year ended March 28, 1997.

2.2*                    Stock Purchase Agreement dated June 1, 1999 by and between the registrant and
                        Harvey C. Jewett, IV, filed as an exhibit to Form 8-K dated June 14, 1999.

3.1*                    Restated Certificate of Incorporation, filed as an exhibit to registrant's
                        Registration Statement on Form S-1 (Reg. No. 33-48730).

3.2*                    Certificate of Amendment to the Restated Certificate of Incorporation of D&K
                        Wholesale Drug, Inc filed as an exhibit to the registrant's Annual Report on Form
                        10-K for the year ended June 30, 1998.

3.3*                    By-laws of the registrant, as currently in effect, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

4.1*                    Form of certificate for Common Stock, filed as an exhibit to registrant's
                        Registration Statement on Form S-1 (Reg. No. 33-48730).

4.2*                    Form of Rights Agreement dated as of November 12, 1998 between registrant and
                        Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Right Certificate, filed as an exhibit to Form 8-K dated November 17, 1998.

10.1*                   D & K Wholesale Drug, Inc. Amended and Restated 1992 Long Term Incentive Plan,
                        filed as Annex A to the registrant's 1995 Proxy Statement.

10.2*                   Wholesale Distribution Agreement, by and between registrant and GLAXO INC., filed as an exhibit to the registrant's Registration Statement on Form S-1 (Reg. No.
                        33-48730).

10.3*                   Wholesale Distribution Agreement, dated January 1, 1995, by and between registrant and SmithKline Beecham Pharmaceuticals, filed as an exhibit to registrant's Annual
                        Report on Form 10-K for the year ended March 29, 1996.

10.4*                   Wholesale Prime Vendor Agreement, dated September 27, 1993, by and between registrant and Pfizer Inc., filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended April 1, 1994 is incorporated herein by this reference.

10.5**                  Warehousing and Distribution Service Agreement, dated September 21, 1999, by and between registrant and Eli Lilly and Company.

10.6*                   D & K Wholesale Drug, Inc. 401(k) Profit Sharing Plan and Trust, dated January 1,
                        1995, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996.

10.7*                   Amended and Restated Lease Agreement, dated as of January 16, 1996, by and between
                        Morhaert Development, L.L.C. and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996.


                                  EXHIBIT INDEX


Exhibit No.                                 Description
-----------                                 -----------
10.8*                   Pharmaceutical Services Agreement between Anthem Prescription Management, Inc. and registrant dated July 16, 1996, filed as an exhibit to the registrant's Annual
                        Report on Form 10-K for the year ended June 30, 1998.

10.9*                   Renewal dated June 26, 1998, to Pharmaceutical Services Agreement between Anthem
                        Prescription Management, Inc. and registrant. dated July 16, 1996, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30,
                        1998.

10.10*                  Purchase and Sale Agreement dated as of August 7, 1998 between registrant, certain of its subsidiaries and D&K Receivables Corporation, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

10.11*                  Receivables Purchase Agreement dated as of August 7, 1998 among D&K Receivables
                        Corporation, registrant, Blue Keel Funding, LLC and Fleet National Bank, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June
                        30, 1998.

10.12*                  Fourth Amended and Restated Loan and Security Agreement dated as of August 7, 1998 among registrant, Jaron Inc., and Fleet Capital Corporation, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

10.13**                 First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of November 25, 1998, by and among Fleet Capital Corporation, the registrant and
                        Jaron, Inc.

10.14*                  Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of June 1, 1999, by and among Fleet Capital Corporation, the registrant, Jaron,
                        Inc., and Jewett Drug Co. filed as an exhibit on Form 8-K dated June 14, 1999.

10.15**                 Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of June 30, 1999, by and among Fleet Capital Corporation, the registrant, Jaron,
                        Inc., and Jewett Drug Co.

10.16*                  Employment agreement for Senior Vice President and Chief Financial Officer dated
                        December 18, 1998, filed as an exhibit to the registrant's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1999.

10.17*                  Employment Agreement for Vice President, General Counsel and Secretary dated March
                        17, 1999, filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.18***                Prime Vendor Agreement dated as of August 25, 1999, between Tennessee Pharmacy
                        Purchasing Alliance and the registrant.

10.19**                 Lease Agreement, dated as of May 18, 1999, by and between BSRT Lexington Trust and the registrant.

10.20**                 Lease Agreement, dated as of January 1, 1997, by and between Jewett Family
                        Investments, LLC and Jewett Drug Co.

10.21**                 First Amendment to Lease, dated as of June 1, 1999, by and between
                        Jewett Family Investments, LLC and Jewett Drug Co.


                                  EXHIBIT INDEX


Exhibit No.                                 Description
-----------                                 -----------
10.22**                 Lease Agreement dated as of July 1, 1997 by and between Jewett Family Investments,
                        LLC and the registrant.

10.23**                 First Amendment to Lease, dated as of June 1, 1999, by and between
                        Jewett Family Investments, LLC and Jewett Drug Co.

10.24***                Prime Vendor Agreement dated as of March 21, 1994, by and between Tel-Drug, Inc.
                        and Jewett Drug Co., as amended.

13**                    Registrant's 1999 Annual Report to Stockholders.

21**                    Subsidiaries of the registrant.

23**                    Consent of Arthur Andersen LLP.

27**                    Financial data schedule.


*   Incorporated by reference.
**  Filed herewith.
*** Filed herewith. Confidential portion omitted and filed separately with the Commission.