Form 10-Q
period 1999-09-30
D & K HEALTHCARE RESOURCES INC
filed 1999-11-12
CIK 888914

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

          (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

                        X      YES                            NO
                  -------------                   ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value                         4,281,581
          ----------------------------                    ------------------
                   (class)                                (October 31, 1999)

                    D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                          Index

                                                                               Page No.
                                                                               --------
Part I.   Financial Information
          ---------------------

          Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 1999 and June 30, 1999                                  3

               Condensed Consolidated Statements of Operations for the
               Three Months Ended September 30, 1999
               and September 30, 1998                                                4

               Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended September 30, 1999 and
               September 30, 1998                                                    5

               Notes to Condensed Consolidated Financial Statements              6 - 9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          10 - 15

Part II.  Other Information
          -----------------

          Item 6.  Exhibits and Reports on Form 8-K                                  16

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                       D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                             Condensed Consolidated Balance Sheets
                                          (In thousands)
                                                             September 30,             June 30,
                                                                 1999                    1999
                                                             -------------             --------
                                                              (Unaudited)
                        Assets
                        ------
Cash                                                           $  3,891                $    708
Receivables                                                      16,174                  14,889
Inventories                                                     164,304                 157,171
Other current assets                                              1,113                     599
                                                               --------                --------
   Total current assets                                         185,482                 173,367
                                                               --------                --------
Net property and equipment                                        6,293                   6,205
Investment in affiliates                                          4,857                   4,111
Deferred income taxes                                             1,547                   1,547
Other assets                                                        956                   1,041
Intangible assets                                                43,675                  43,809
                                                               --------                --------
      Total assets                                             $242,810                $230,080
                                                               ========                ========

       Liabilities and Stockholders' Equity
       ------------------------------------

Current maturities of long-term debt                           $    237                $    403
Accounts payable                                                122,923                 142,360
Deferred income taxes                                             2,285                   2,285
Accrued expenses                                                  9,863                   8,251
                                                               --------                --------
   Total current liabilities                                    135,308                 153,299
                                                               --------                --------
Long-term liabilities                                               483                     482
Revolving line of credit                                         69,163                  39,453
Long-term debt, excluding current maturities                        964                     996
                                                               --------                --------
   Total liabilities                                            205,918                 194,230
                                                               --------                --------
Stockholders' equity:
Common stock                                                         45                      44
Paid-in capital                                                  30,120                  29,555
Retained earnings                                                 8,781                   7,195
Less treasury stock                                              (2,054)                   (944)
                                                               --------                --------
   Total stockholders' equity                                    36,892                  35,850
                                                               --------                --------
      Total liabilities and stockholders' equity               $242,810                $230,080
                                                               ========                ========

                   See notes to condensed consolidated financial statements.

                       D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                        Condensed Consolidated Statements of Operations
                                          (Unaudited)
                        (In thousands, except share and per share data)

                                                                      Three Months Ended
                                                             September 30,           September 30,
                                                                 1999                    1998
                                                             -------------           -------------
Net sales                                                    $  323,565              $  179,374
Cost of sales                                                   311,745                 170,970
                                                             ----------              ----------
   Gross profit                                                  11,820                   8,404

Operating expenses                                                7,678                   5,728
                                                             ----------              ----------
   Income from operations                                         4,142                   2,676

Other income (expense):
   Interest expense, net                                         (1,816)                 (1,003)
   Other, net                                                       250                     209
                                                             ----------              ----------
                                                                 (1,566)                   (794)
                                                             ----------              ----------
   Income before income tax  provision                            2,576                   1,882
Income tax provision                                                992                     753
                                                             ----------              ----------
   Net income                                                $    1,584              $    1,129
                                                             ==========              ==========

Earnings per common share:

Basic earnings per share                                     $     0.36              $     0.30
Diluted earnings per share                                   $     0.35              $     0.29

Basic common shares outstanding                               4,377,227               3,747,704
Diluted common shares outstanding                             4,731,649               3,922,820

                   See notes to condensed consolidated financial statements.

                       D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                               Condensed Statements of Cash Flows
                                          (Unaudited)
                                         (In thousands)
                                                                        Three Months Ended
                                                             September 30,          September 30,
                                                                 1999                   1998
                                                             -------------          -------------
Cash flows from operating activities:
Net income                                                     $  1,584               $   1,129

Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                                 165                      98
Depreciation and amortization                                       745                     359
Gain from sale of assets                                             --                     (36)
Equity in net income of PBI                                        (235)                   (161)

Changes in operating assets and liabilities, net of acquisitions:

Decrease (increase) in accounts receivable, net                  (1,286)                 31,229
Increase in inventories                                          (7,133)                (22,472)
Increase in other current assets                                   (207)                   (319)
(Decease) increase in accounts payable                          (19,438)                 28,865
Increase in accrued expenses                                      1,736                   1,098
Other, net                                                         (121)                   (142)
                                                               --------               ---------
  Cash flows from operating activities                          (24,190)                 39,648

Cash flows from investing activities:

Cash paid for acquired company                                       --                  (1,988)
Cash invested in affiliate                                         (500)                     --
Proceeds from sale of fixed assets                                   --                     746
Purchases of property and equipment                                (380)                   (216)
                                                               --------               ---------
   Cash flows from investing activities                            (880)                 (1,458)

Cash flows from financing activities:

Borrowings under revolving line of credit                       117,777                 105,608
Repayments under revolving line of credit                       (88,067)               (139,754)
Principal payments on long-term debt                               (197)                   (378)
Net borrowings (repayments) under revolving
   accounts receivable credit facility                               --                  (5,139)
Proceeds from exercise of stock options                             269                     122
Purchase of treasury stock                                       (1,110)                     --
Debt issuance costs                                                (419)                   (445)
                                                               --------               ---------
   Cash flows from financing activities                          28,253                 (39,986)

Increase (decrease) in cash                                       3,183                  (1,796)
Cash, beginning of period                                           708                   4,051
                                                               --------               ---------
Cash, end of period                                            $  3,891               $   2,255
                                                               ========               =========
Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
      Interest                                                 $  1,487               $   1,208
      Income taxes                                                 (109)                    (12)

                    See notes to condensed consolidated financial statements.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor. From facilities in Missouri, Kentucky, Minnesota, and South Dakota, the Company distributes a broad range of pharmaceuticals and related products to its customers in more than 24 states. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies in the Midwest and South. The Company also owns a 50% equity interest in Pharmaceutical Buyers, Inc. (PBI), a group purchasing organization with approximately 2,200 members nationwide.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 1999 Annual Report to Stockholders.


Note 2. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires the computation of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); and (2) common shares issuable upon conversion of certain convertible PBI stock. The diluted computation for the quarter ended September 30, 1999 adds to income the earnings that would be included in the Company's consolidated net income for the periods as if the convertible PBI stock had been converted to the Company's common stock at the beginning of the period.

         The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:

                                      Quarter Ended September 30, 1999           Quarter Ended September 30,
1998
                                 ------------------------------------------  -------------------------------
---------

                                   Income        Shares           Per-Share    Income         Shares
Per-

Share
                                 (Numerator)  (Denominator) <F1>   Amount    (Numerator)   (Denominator)
<F1>   Amount
                                 -----------  -------------       ---------  -----------   -------------
-----
BASIC EARNINGS PER SHARE:
Net income available to
    Common shareholders          $1,584,000     4,377,227           $0.36    $1,129,219      3,747,704
$0.30

EFFECT OF DILUTED SECURITIES:
Options and warrants                              154,422                                      175,116
Convertible PBI stock                66,080       200,000                            --             --
<F2>
                                 ----------     ---------                    ----------      ---------
DILUTED EPS:
Net Income available to

    Common stockholder plus
    assumed conversions          $1,650,080     4,731,649           $0.35    $1,129,219      3,922,820
$0.29
                                 ----------     ---------                    ----------      ---------

         <F1> - Outstanding shares computed on a weighted average basis

         <F2> - Impact of PBI stock conversion has been determined to be anti-
                dilutive for this period


Note 3. In August 1998, the Company, through a bankruptcy remote subsidiary, D & K Receivables Corp. ("D&KRC"), entered into a sales agreement that provided the Company with a three-year revolving accounts receivable securitization facility (the "Securitization"). Under this facility and pursuant to a purchase and contribution agreement between the Company and D&KRC, the Company sells to D&KRC, on a non-recourse basis, all rights and interests in its accounts receivable. Pursuant to the receivables purchase agreement, D&KRC in turn sells certain interests in the accounts receivable pool owned by D&KRC under similar terms to a third party purchaser.

         At September 30, 1999, the maximum allowable amount of receivables eligible to be sold is $60 million. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $55 million of accounts receivable were sold as of September 30, 1999. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the three-month period ended September 30, 1999. Accordingly, the Company's trade accounts receivable and long-term debt at September 30, 1999 are net of $55 million, which represent accounts receivable that were sold under the Securitization.

         The Securitization bears interest at the 30-day London Interbank Offer Rate (LIBOR) plus program and liquidity fees of 0.71%.

         In addition, the Company has a revolving line of credit which, as of June 30, 1999, provided a maximum borrowing capacity of $95 million based upon eligible inventories. The advances bear interest at the daily LIBOR plus 1.75%. The Company also has the option to pay interest on the obligation at prime plus .25% per annum. At September 30, 1999 and June 30, 1999, the unused portion of the line of credit amounted to $25.8 million and $55.5 million, respectively.

         The Company also has an interest rate collar agreement, whereby the LIBOR on $10 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%. On March 31, 1999, the Company executed an additional interest rate collar agreement on $40 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed 6.85% nor be less than 4.93%. At September 30, 1999, the LIBOR was 5.38%.


Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $235,000 and $161,000 for the three-month periods ended September 30, 1999 and September 30, 1998 ($304,000 and $230,000, respectively, before goodwill amortization).

         Certain other shareholders of PBI have the option to exchange their combined 20% ownership interests in PBI for shares of the Company's common stock under the terms of the original purchase agreement. Those options, which have been determined to be dilutive at September 30, 1999, are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.


Note 5. During the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
         No. 131). This statement establishes standards for the way public companies report information about operating segments that is consistent with that made available to the management of the Company in allocating resources and assessing performance.

         After application of the aggregation criteria, the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. This segment is described in
         Note 1. The Company's equity investment in PBI (see Note 4) is a second segment. Two wholly owned software subsidiaries, VC Services, Inc. (dba Viking Computer Services, Inc.) and Tykon, Inc. Constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two segments are combined as Other in the table below.

         Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. The Company operates principally in the United States. Intersegment sales have been recorded at amounts approximating market.

            (in thousands)                                FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                         1999                   1998
                                                     -------------          -------------
         Sales to unaffiliated customers -
            Wholesale drug distribution                $322,888               $179,176
            Other                                           677                    198
                                                       --------               --------
               Total                                   $323,565               $179,374
         Intersegment sales -
            Wholesale drug distribution                $     --               $     --
            Other                                            68                     --
            Intersegment eliminations                       (68)                    --
                                                       --------               --------
               Total                                   $     --               $     --
         Net sales -
            Wholesale drug distribution                $322,888               $179,176
            Other                                           745                    198
            Intersegment eliminations                       (68)                    --
                                                       --------               --------
               Total                                   $323,565               $179,374
         Gross profit -
            Wholesale drug distribution                $ 11,214               $  8,222
            Other                                           606                    182
                                                       --------               --------
               Total                                   $ 11,820               $  8,404
         Pre-tax income (loss) -
            Wholesale drug distribution                $  2,395               $  1,918
            Other                                           181                    (36)
                                                       --------               --------
               Total                                   $  2,576               $  1,882


         There has been no material change in total assets from the amount disclosed in the last annual report. There are no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 1999 and June 30, 1999, and in the condensed consolidated statements of operations for the three-month period ended September 30, 1999 and September 30, 1998, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1999 Annual Report to Stockholders.

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


         Results of Operations:
         ----------------------

         Net Sales  Net sales increased $144.2 million, or 80.4%, for the
         ---------
         quarter ended September 30, 1999, compared to the corresponding period of the prior year.

         This increase in net sales is attributed to increases at all locations and the acquisition of the Jewett operations in June 1999. The growth was spread among the chain, independent pharmacy and mail order trade classes as a result of new customers and increased sales to existing customers. Including the impact of the Jewett sales, institutional sales increased $53.9 million, independent pharmacy sales increased by $41.7 million and chain store sales increased $48.6 million.

         In addition, the quarter ended September 30, 1999 contained $9.7 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $34.6 million for the quarter ended September 30, 1998.

         Gross Profit  Gross profit increased 40.6% to $11.8 million for the
         ------------
         quarter ended September 30, 1999, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.69% to 3.65% for the quarter ended September 30, 1999, compared to the corresponding period of the prior year. The decrease in gross margin percentage was due to sales mix. Higher mail order sales as a result of the Jewett acquisition and increased sales to large chains, which carry a lower margin percentage, account for this decrease. The gross margin computed on a first-in, first-out
         (FIFO) basis decreased from 4.78% to 3.67% for the quarter ended September 30, 1999, compared to the corresponding period of the prior year.

         Operating Expenses  Operating expenses increased $2.0 million, or
         ------------------
         34.0%, to $7.7 million for the quarter ended September 30, 1999, compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for the quarter decreased to 2.37% from 3.19% when compared to the fiscal quarter of fiscal 1999 as a result of the increased sales and efficiencies realized from this higher activity . The increase in operating expenses for the quarter ended September 30, 1999 resulted primarily from the addition of the Jewett operations.

         Interest Expense, Net  Net interest expense increased $813,000 or
         ---------------------
         81.1% for the quarter ended September 30, 1999, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense remained constant at 0.56% of net sales for the quarter ended September 30, 1999, compared to the corresponding period of the prior year. The increase in net interest expense is primarily the result of an increase in the average outstanding balance on the Company's working capital credit facilities due to expanded business and timing of payments associated with accounts payable.

         Other Income, Net  Other income, net increased from $209,000 to
         -----------------
         $250,000 for the quarter ended September 30, 1999, compared to the corresponding period of the prior year. The increase in other income, net for the quarter was primarily due to higher equity in the net income of PBI during the quarter.

         Effects of Inflation and LIFO Accounting  The effects of price
         ----------------------------------------
         inflation, measured by the excess of LIFO costs over FIFO costs, were approximately $45,000 and $177,000, respectively, for the quarter ended September 30, 1999 and September 30, 1998.

         Provision for Income Taxes  The Company's effective income tax rate
         --------------------------
         of 38.5% is the rate expected to be applicable for the full fiscal year ending June 30, 2000. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and offset by the reduced impact of state income taxes. The overall rate is lower than the corresponding period of last year due to the impact of the Jewett acquisition on the blended state income tax rate.


         Financial Condition:
         --------------------

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

                                                 September 30,     June 30,
                                                     1999            1999
                                                 -------------     --------
              Working capital (000's)               $50,174        $20,068
              Current ratio                        1.37 to 1      1.13 to 1

         Working capital and the current ratio have increased as a result of seasonal increases in accounts receivable and inventories combined with a reduction in accounts payable as fiscal year end inventory purchases were paid for.

         The Company invested $380,000 in capital assets in the three-month period ended September 30, 1999, as compared to $216,000 in the corresponding period in the prior year. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

         Cash inflows from financing activities totaled $28.3 million for the three-month period ended September 30, 1999 as compared to cash outflows of $40.0 million for the corresponding period in the prior year. The current year increase in cash inflows is primarily due to the increase in the revolver as a result of the reduction in accounts payable. The prior year outflows were primarily related to repayments under the revolving line of credit as a result of the funds made available from the initial Securtization that occurred during the corresponding quarter of last year. At September 30, 1999, the revolving line of credit provided a maximum borrowing capacity of $95.0 million. At September 30, 1999 and June 30, 1999, the unused portion of the line of credit amounted to $25.8 million and $55.5 million, respectively. In addition, at September 30, 1999, the Securitization provided a maximum capacity of $60.0 million. At September 30, 1999, $55.0 million was utilized. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.


         Year 2000:
         ----------

         Certain aspects of the Company's business (including that of its subsidiaries) could be affected by what has commonly become known as the Year 2000 or Y2K problem. Specifically, the problem derives from computer software, hardware and embedded chips which recognize, receive, process and store date data using only 2-digit years, and therefore, may malfunction when they encounter dates which are from the 21st century, rather than the 1900's. Computerized systems are fundamental to several key functions of the Company and its subsidiaries. The following discussion includes the Company and its subsidiaries. The Company operates its business using a network of distributed AS/400, Unix, local area network (LAN) and PC systems. The Company's financial, distribution and operational systems reside on the AS/400 and Unix. LAN's are used primarily for file sharing. PC's are used primarily as terminals to the AS/400 systems, with the exception of financial reporting and banking functions. Several of the Company's warehouse operations are automated using radio frequency (RF) equipment. The Company receives customer orders electronically, either from PC's, data files or hand held devices. The Company also provides software to pharmacies and drug distributors to help them automate functions within their businesses.

         The Company began its Year 2000 efforts in the summer of 1997 and has worked since then to identify and remediate potential Y2K issues.
         The Company's Y2K project is being executed in phases, beginning with assessment, followed by prioritization, remediation, testing, implementation and contingency planning. Assessment, prioritization and remediation work on all known Y2K issues is complete. Testing is complete for LAN, PC, AS/400 and Unix systems, which includes financial, operational, banking and financial reporting systems. Testing has indicated that LAN and PC systems are Year 2000 compliant and the Company is not aware, at this point, of any further work required with these systems. The remaining AS/400, Unix, RF and hand held ordering systems, which support distribution and internal operations functions, have undergone rigorous testing procedures before being implemented in production in all of the Company's locations. The Company's software products have been remediated and tested and the results have been positive, leading the Company to believe that these products are, in all material respects, Y2K compliant. The Company has substantially completed its Y2K software implementation in customer sites and the Company expects to fully complete implementations in November 1999. Software upgrades to enable the Company's software products to handle Year 2000 date processing are being provided to customers free of charge through electronic transmissions of the upgrade to customer computers. Customers who use the Company's Resource software product to place electronic orders and the Company's Scriptmaster software product to fill prescriptions have been notified regarding potential hardware issues and given alternatives to resolve the issue.

         The Company does not sell (non-IT) embedded systems, but does use non-IT embedded systems in the normal course of its business in areas such as alarm systems, time clocks, etc. As does virtually every other company, the Company does rely on third parties in the conduct of its business. The Company has surveyed suppliers, customers, transportation companies, alarm system providers, utilities, banks and other third parties it does business with, or who provide products or services the Company uses containing non-IT embedded systems, on a regular basis in an effort to determine these third parties' Y2K state of readiness. At the present time, it appears that the majority of third parties the Company does business with are reasonably certain they will be able to conduct business without significant interruption at the century date change.

         The Company has essentially completed its Y2K contingency plan. The Company's contingency planning efforts focused on identifying the entities that are critical to the Company's business functions, determining which entities have the largest potential for impact if there are Y2K issues, determining the likelihood of the potential problem, ranking the entities by criticality and likelihood of potential problems, and developing work-around plans to handle any potential emergency situation. The Company expects to monitor critical situations on an ongoing basis, revising contingency plans if necessary.

         The costs of the Company's Y2K project have been incurred in the areas of IT systems and contingency planning. The Company had spent approximately $635,000 as of September 30, 1999 in its Year 2000 project and expects to spend an additional $65,000 by November 1999.

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

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                See Exhibit Index on page 19.


          (b)   Reports on Form 8-K

                None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          D & K HEALTHCARE RESOURCES, INC.




Date:  November 12, 1999                  By: /s/ J. Hord Armstrong, III
       -----------------                      --------------------------------
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



                                          D & K HEALTHCARE RESOURCES, INC.




Date:  November 12, 1999                  By:
       -----------------                      J. Hord Armstrong, III
                                              Chairman of the Board and
                                              Chief Executive Officer




                                          By:
                                              Thomas S. Hilton
                                              Senior Vice President
                                              Chief Financial Officer
                                              (Principal Financial & Accounting
                                              Officer)

                                EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------
3.1<F*>        Restated Certificate of Incorporation, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No.
               33-48730).

3.2<F*>        Certificate of Amendment to the Restated Certificate of
               Incorporation of D&K Wholesale Drug, Inc filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended
               June 30, 1998.

3.3<F*> By-laws of the registrant, as currently in effect, filed as an exhibit to registrant's Registration Statement on Form S-1
               (Reg. No. 33-48730).

4.1<F*> Form of certificate for Common Stock, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No.
               33-48730).

4.2<F*> Form of Rights Agreement dated as of November 12, 1998 between registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Right Certificate, filed as an exhibit to Form 8-K dated November 17, 1998.

10.1<F*>       Warehousing and Distribution Service Agreement, dated
               September 21, 1999, by and between registrant and Eli Lilly and Company filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.2<F**>      Prime Vendor Agreement dated as of August 25, 1999, between
               Tennessee Pharmacy Purchasing Alliance and the registrant filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

27<F***>       Financial data schedule.

<F*>   Incorporated by reference.
<F**>  Incorporated by reference. Confidential portion omitted and filed separately with the Securities and Exchange Commission.
<F***> Filed herewith