Form 10-Q
period 1999-12-31
D & K HEALTHCARE RESOURCES INC
filed 2000-02-11
CIK 888914

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------

                                      OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------- to -------------

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

                       X       YES                           NO
                 -------------                 -------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                       4,163,781
    ----------------------------                   ------------------
              (class)                              (January 31, 2000)

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                    Index
                                                                        Page No.
                                                                        --------
Part I.  Financial Information
         ---------------------

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
               December 31, 1999 and June 30, 1999                           3

               Condensed Consolidated Statements of Operations
               for the Three Months and Six Months Ended
               December 31, 1999 and December 31, 1998                       4

               Condensed Consolidated Statements of Cash Flows for
               the Six Months Ended December 31, 1999 and
               December 31, 1998                                             5

               Notes to Condensed Consolidated Financial Statements     6 - 10

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     11 - 15

Part II.  Other Information
          -----------------

      Item 6.  Exhibits and Reports on Form 8-K                             16

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements.

                            D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Balance Sheets
                                             (In thousands)
                                                              December 31,           June 30,
                                                                  1999                 1999
                                                              ------------         -----------
                                                               (Unaudited)

                       ASSETS
                       ------
Cash                                                              $1,261                 $708
Receivables                                                       18,907               14,889
Inventories                                                      192,825              157,171
Other current assets                                               1,120                  599
                                                              ------------         -----------
    Total current assets                                         214,113              173,367
                                                              ------------         -----------

Net property and equipment                                         6,947                6,205
Investment in affiliates                                           4,901                4,111
Deferred income taxes                                              1,547                1,547
Other assets                                                       1,057                1,041
Intangible assets                                                 43,345               43,809
                                                              ------------         -----------
         Total assets                                           $271,910             $230,080
                                                              ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current maturities of long-term debt                                $129                 $403
Accounts payable                                                 136,157              142,360
Deferred income taxes                                              2,285                2,285
Accrued expenses                                                   9,866                8,251
                                                              ------------         -----------
    Total current liabilities                                    148,437              153,299
                                                              ------------         -----------

Long-term liabilities                                                603                  482
Revolving line of credit                                          86,638               39,453
Long-term debt, excluding current maturities                         934                  996
                                                              ------------         -----------
         Total liabilities                                       236,612              194,230
                                                              ------------         -----------

Stockholders' equity:
Common stock                                                          45                   44
Paid-in capital                                                   30,120               29,555
Retained earnings                                                 10,472                7,195
Less treasury stock                                               (5,339)                (944)
                                                              ------------         -----------
    Total stockholders' equity                                    35,298               35,850
                                                              ------------         -----------

         Total liabilities and stockholders' equity             $271,910             $230,080
                                                              ============         ===========




             See notes to condensed consolidated financial statements.

                                         D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Statements of Operations
                                                            (Unaudited)
                                          (In thousands, except share and per share data)

                                                                 Three Months Ended                     Six Months Ended
                                                           December 31,      December 31,        December 31,      December 31,
                                                              1999              1998                1999              1998
                                                          --------------    --------------      --------------    -------------
Net sales                                                   $336,898           $198,345             $660,463        $377,719
Cost of sales                                                323,897            188,569              635,642         359,539
                                                          --------------    --------------      --------------    -------------
    Gross profit                                              13,001              9,776               24,821          18,180

Operating expenses                                             7,973              6,428               15,651          12,156
                                                          --------------    --------------      --------------    -------------
    Income from operations                                     5,028              3,348                9,170           6,024

Other income (expense):
    Interest expense, net                                     (2,343)            (1,204)              (4,159)         (2,207)
    Other, net                                                    65                 59                  315             268
                                                          --------------    --------------      --------------    -------------
                                                              (2,278)            (1,145)              (3,844)         (1,939)
                                                          --------------    --------------      --------------    -------------

    Income before income tax provision                         2,750              2,203                5,326           4,085
Income tax provision                                           1,059                840                2,051           1,593
                                                          --------------    --------------      --------------    -------------
    Net income                                                $1,691             $1,363               $3,275          $2,492
                                                          ==============    ==============      ==============    =============


Earnings per common share:

Basic earnings per share                                       $0.40              $0.36                $0.76           $0.67
Diluted earnings per share                                     $0.37              $0.33                $0.72           $0.62

Basic common shares outstanding                            4,254,849          3,767,514            4,318,138       3,747,859
Diluted common shares outstanding                          4,572,499          4,149,392            4,654,174       4,126,356



                                     See notes to condensed consolidated financial statements.

                         D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                          Condensed Consolidated Statements of Cash Flows
                                            (Unaudited)
                                           (In thousands)
                                                                      Six Months Ended
                                                                December 31,       December 31,
                                                                   1999               1998
                                                               --------------     --------------
Cash flows from operating activities:
Net income                                                         $3,275             $2,492

Adjustments to reconcile net income
    to net cash flows from operating activities:

Amortization of debt issuance costs                                   352                173
Depreciation and amortization                                       1,506                764
Equity in net income of PBI                                          (279)              (242)

Changes in operating assets and liabilities, net of acquisitions:

Decrease (increase) in accounts receivable, net                    (4,018)            48,649
Increase in inventories                                           (35,654)           (28,891)
Increase in other current assets                                     (271)              (319)
Decrease in accounts payable                                       (6,203)            (2,512)
Increase in accrued expenses                                        1,860              1,121
Other, net                                                           (239)              (296)
                                                               --------------     --------------
Cash flows from operating activities                              (39,671)            20,939

Cash flows from investing activities:

Cash paid for acquired company                                         --             (2,176)
Cash invested in affiliate                                           (500)                --
Proceeds from sale of fixed assets                                     --                746
Purchases of property and equipment                                (1,353)              (350)
                                                               --------------     --------------
    Cash flows from investing activities                           (1,853)            (1,780)

Cash flows from financing activities:

Borrowings under revolving line of credit                         251,822            221,792
Repayments under revolving line of credit                        (204,637)          (240,104)
Principal payments on long-term debt                                 (336)            (1,092)
Proceeds from exercise of stock options                               268                135
Purchase of treasury stock                                         (4,395)                --
Debt issuance costs                                                  (645)              (611)
                                                               --------------     --------------
    Cash flows from financing activities                           42,077            (19,880)

Increase (decrease) in cash                                           553               (721)
Cash, beginning of period                                             708              4,051
                                                               --------------     --------------
Cash, end of period                                                $1,261             $3,330
                                                               ==============     ==============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
         Interest                                                  $3,587             $2,202
         Income taxes                                               1,041                796



                  See notes to condensed consolidated financial statements.

          D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor. From facilities in Missouri, Kentucky, Minnesota, South Dakota, and Florida, the Company distributes a broad range of pharmaceuticals and related products to its customers in more than 24 states. The Company focuses primarily on a target market sector, which includes independent retail, institutional, chain store and alternate site pharmacies throughout the Midwest and South. The Company also owns a 50% equity interest in Pharmaceutical Buyers, Inc. (PBI), a group purchasing organization with approximately 2,200 members nationwide.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and six-month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 1999 Annual Report to Stockholders.


Note 2. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires the computation of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); and (2) common shares issuable upon conversion of certain convertible PBI stock. The diluted computation for the quarter and six-months ended December 31, 1999 adds to income the earnings that would be included in the Company's consolidated net income for the periods as if the convertible PBI stock had been converted to the Company's common stock at the beginning of the period.

         The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:

                                               Quarter Ended December 31, 1999              Quarter Ended December 31, 1998
                                    ------------------------------------------------ ----------------------------------------------
                                       Income          Shares             Per-Share     Income          Shares           Per-Share
                                     (Numerator)    (Denominator) <F1>     Amount     (Numerator)    (Denominator) <F1>   Amount
                                    -------------  ---------------       ----------- -------------   --------------     -----------
BASIC EARNINGS PER SHARE:
Net income available to
   Common shareholders               $ 1,691,000         4,254,849         $0.40      $ 1,363,161        3,767,514        $0.36

EFFECT OF DILUTED SECURITIES:
Options and warrants                                       117,650                                         181,878
Convertible PBI stock                     (4,116)          200,000                          9,408          200,000
                                    -------------  ---------------                   ------------    -------------
DILUTED EPS:
Net Income available to
   Common stockholder plus
   Assumed conversions               $ 1,686,884         4,572,499         $0.37       $1,372,569        4,149,392        $0.33
                                    -------------  ---------------                   ------------    -------------


                                            Six-Months Ended December 31, 1999             Six-Months Ended December 31, 1998
                                    ------------------------------------------------ ----------------------------------------------
                                       Income          Shares             Per-Share     Income          Shares           Per-Share
                                     (Numerator)    (Denominator) <F1>     Amount     (Numerator)    (Denominator) <F1>   Amount
                                    -------------  ---------------       ----------- -------------   --------------     -----------
BASIC EARNINGS PER SHARE:
Net income available to
   Common shareholders               $ 3,275,000         4,318,138         $0.76      $ 2,492,380        3,747,859        $0.67

EFFECT OF DILUTED SECURITIES:
Options and warrants                                       136,036                                         178,497
Convertible PBI stock                     61,964           200,000                         48,256          200,000
                                    -------------  ---------------                   ------------    -------------
DILUTED EPS:
Net Income available to
   Common stockholder plus
   Assumed conversions               $ 3,336,964         4,654,174         $0.72      $ 2,540,636        4,126,356        $0.62
                                    -------------  ---------------                   ------------    -------------

<F1> - Outstanding shares computed on a weighted average basis


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

         At December 31, 1999, the maximum allowable amount of receivables eligible to be sold is $60 million. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $43 million of accounts receivable were sold as of December 31, 1999. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the six-month period ended December 31, 1999. Accordingly, the Company's trade accounts receivable and long-term debt at December 31, 1999 are net of $43 million, which represent accounts receivable that were sold under the Securitization.

         The Securitization bears interest at the 30-day London Interbank Offer Rate (LIBOR) plus program and liquidity fees of 0.71%.

         In addition, the Company has a revolving line of credit, which, as of June 30, 1999, provided a maximum borrowing capacity of $95 million based upon eligible inventories. In December 1999, an additional seasonal line of credit was added to this facility increasing the maximum borrowing capacity to $120 million during a seasonal period. Such seasonal period will start on or after October 1 but not later than December 1 of each year and continue until six months after the commencement of such seasonal period. The advances bear interest at the daily LIBOR plus 1.75%. The Company also has the option to pay interest on the obligation at prime plus .25% per annum. At December 31, 1999 and June 30, 1999, the unused portion of the line of credit amounted to $33.4 million and $55.5 million, respectively.

         The Company also has an interest rate collar agreement, whereby the LIBOR on $10 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%. On March 31, 1999, the Company executed an additional interest rate collar agreement on $40 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed 6.85% nor be less than 4.93%. At December 31, 1999, the LIBOR was 5.83%.

Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $44,000 and $81,000 for the three-month periods ended December 31, 1999 and December 31, 1998 ($113,000 and $150,000,
         respectively, before goodwill amortization). The Company's equity in the net income of PBI totaled $279,000 and $242,000 for the six-month periods ended December 31, 1999 and December 31, 1998, respectively ($417,000 and $380,000, respectively, before goodwill amortization).

         Certain other shareholders of PBI have the option to exchange their combined 20% ownership interests in PBI for shares of the Company's common stock under the terms of the original purchase agreement. Those options, which have been determined to be dilutive at December 31,1999, are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.

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

         After application of the aggregation criteria, the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. This segment is described in
         Note 1. The Company's equity investment in PBI (see Note 4) is a second segment. Two wholly owned software subsidiaries; VC Services, Inc. (dba Viking Computer Services, Inc.) and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two segments are combined as Other in the table below.

         Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. Intersegment sales have been recorded at amounts approximating market.

                                                   FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                 DECEMBER 31,      DECEMBER 31,          DECEMBER 31,      DECEMBER 31,
           (in thousands)                            1999              1998                  1999              1998
                                                 ------------      ------------          ------------      ------------
Sales to unaffiliated customers -
    Wholesale drug distribution                  $  336,054        $  197,824            $  658,942        $  377,000
    Other                                               844               521                 1,521               719
                                                ------------      ------------          ------------      ------------
         Total                                   $  336,898        $  198,345            $  660,463        $  377,719

Intersegment sales -
    Wholesale drug distribution                  $       --        $       --            $       --        $       --
    Other                                                88                --                   156                --
    Intersegment eliminations                           (88)               --                  (156)               --
                                                ------------      ------------          ------------      ------------
         Total                                   $       --        $       --            $       --        $       --

Net Sales -
    Wholesale drug distribution                  $  336,054        $  197,824            $  658,942        $  377,000
    Other                                               932               521                 1,677               719
    Intersegment eliminations                           (88)               --                  (156)               --
                                                ------------      ------------          ------------      ------------
         Total                                   $  336,898        $  198,345            $  660,463        $  377,719

Gross Profit -
    Wholesale drug distribution                  $   12,287        $    9,288            $   23,501        $   17,510
    Other                                               714               488                 1,320               670
                                                ------------      ------------          ------------      ------------
         Total                                   $   13,001        $    9,776            $   24,821        $   18,180

Pre-tax income (loss)
    Wholesale drug distribution                  $    2,428        $    2,028            $    4,588        $    3,785
    Other                                               322               175                   738               300
                                                ------------      ------------          ------------      ------------
         Total                                   $    2,750        $    2,203            $    5,326        $    4,085


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

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of December 31, 1999 and June 30, 1999, and in the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1999 and December 31, 1998, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1999 Annual Report to Stockholders.

         Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in or suggested by such forward looking statements. These risks and uncertainties include the Company's ability to compete in a competitive industry, with many competitors having substantially greater resources than the Company and the Company's customers generally having the right to terminate their contracts with the Company or reduce purchasing levels on relatively short notice without penalty, the Company's ability to maintain or improve its operating margin with the industry's competitive pricing pressures, the changing business and regulatory environment, including possible changes in reimbursement for healthcare products and in manufacturers' pricing or distribution policies, the continued availability of investment buying opportunities, the loss of one or more key suppliers for which alternative sources may not be available, and the ability to integrate recently acquired businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's views as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

         Results of Operations:
         ---------------------

         Net Sales  Net sales increased $138.6 million, or 69.9%, for the
         ---------
         quarter ended December 31, 1999, compared to the corresponding period of the prior year. This increase was due to growth among the chain, independent pharmacy and mail order trade classes as a result of new customers and increased sales to existing customers and the acquisition of Jewett Drug Co. in June 1999. Including the impact of the Jewett sales, mail order sales increased $68.7 million, independent pharmacy sales increased by $48.0 million and chain store sales increased $24.2 million.

         Net sales increased $282.7 million, or 74.9% for the six months ended December 31, 1999, compared to the corresponding period of the prior year. This increase was due to growth among the chain, independent pharmacy and mail order trade classes as a result of new customers and increased sales to existing customers and the acquisition of Jewett Drug Co. in June 1999. Including the impact of the Jewett sales, mail order sales increased $131.5 million, independent pharmacy sales increased by $87.2 million and chain store sales increased $72.4 million.

         In addition, the quarter and six months ended December 31, 1999 contained $16.1 million and $25.8 million, respectively, in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $43.8 million and $78.4 million, respectively, for the quarter and six months ended December 31, 1998.

         Gross Profit  Gross profit increased 33.0% to $13.0 million for the
         ------------
         quarter ended December 31, 1999, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.93% to 3.86% for the quarter ended December 31, 1999, compared to the corresponding period of the prior year. The decrease in gross margin percentage was due primarily to sales mix and additionally to competitive pressures in the marketplace. Higher mail order sales as a result of the Jewett acquisition and increased sales to large chains, which carry a lower margin percentage, account for this decrease. The gross margin computed on a first-in, first-out
         (FIFO) basis decreased from 5.07% to 3.89% for the quarter ended December 31, 1999, compared to the corresponding period of the prior year.

         Gross profit increased 36.5% to $24.8 million for the six months ended December 31, 1999, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.81% to 3.76% for the six months ended December 31, 1999, compared to the corresponding period of the prior year. The decrease in gross margin percentage was due primarily to sales mix and additionally to competitive pressures in the marketplace. Higher mail order sales as a result of the Jewett acquisition and increased sales to large chains, which carry a lower margin percentage, account for this decrease. The gross margin computed on a first-in, first-out
         (FIFO) basis decreased from 4.93% to 3.78% for the six months ended December 31, 1999, compared to the corresponding period of the prior year. Management anticipates continued competitive pressures.

         Operating Expenses   Operating expenses increased $1.5 million, or
         ------------------
         24.0%, for the quarter and increased $3.5 million, or 28.8%, to $15.6 million for the six months ended December 31, 1999 compared to the corresponding periods of the prior year. The ratio of operating expenses to net sales for the quarter decreased to 2.37% from 3.24% while the ratio for the first six months of fiscal 2000 was 2.37%, an 85 basis point decrease from the comparable period of the prior year. This decrease was a result of the increased sales and efficiencies realized from this higher sales activity. The increase in operating expenses for the quarter and six months ended December 31, 1999 resulted primarily from the addition of the Jewett operations.

         Interest Expense, Net  Net interest expense increased $1.1 million or
         ---------------------
         94.6% for the quarter and $2.0 million or 88.4% for the six months ended December 31, 1999, compared to the corresponding periods of the prior year. As a percentage of net sales, net interest expense increased to 0.70% from 0.61% for the quarter ended December 31, 1999, compared to the corresponding period of the prior year. This ratio for the first six months of fiscal 2000 was 0.63%, or 5 basis points higher than the corresponding period of last year. The increase interest expense was primarily due to higher debt levels associated with inventory held for potential Y2K demand that was not as significant as expected and higher interest rates at yearend.

         Other Income, Net  Other income, net increased from $59,000 to
         -----------------
         $65,000 for the quarter and increased from $268,000 to $315,000 for the six months ended December 31, 1999, compared to the corresponding periods of the prior year. The increase in other income, net for the six months ended December 31, 1999 was primarily due to higher equity in the net income of PBI.

         Effects of Inflation and LIFO Accounting  The effects of price
         ----------------------------------------
         inflation, measured by the excess of LIFO costs over FIFO costs, were approximately $113,000 and $275,000, respectively, for the quarter ended December 31, 1999 and December 31, 1998 and approximately $158,000 and $452,000, respectively, for the six months ended December 31, 1999 and December 31, 1998.

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

                                              December 31,      June 30,
                                                 1999             1999
                                                 ----             ----
               Working capital (000's)          $65,676         $20,068
               Current ratio                   1.44 to 1       1.13 to 1

         Working capital and the current ratio have increased as a result of seasonal increases in accounts receivable and inventories combined with a reduction in accounts payable as fiscal year end inventory purchases were paid for.

         The Company invested $1,353,000 in capital assets in the six-month period ended December 31, 1999, as compared to $350,000 in the corresponding period in the prior year. The additional assets are primarily associated with the new facility in Lexington, Kentucky. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

         Cash inflows from financing activities totaled $42.1 million for the six-month period ended December 31, 1999 as compared to cash outflows of $19.9 million for the corresponding period in the prior year. The current year increase in cash inflows is primarily due to the increase in the revolver as a result of the reduction in accounts payable. The prior year outflows were primarily related to repayments under the revolving line of credit as a result of the funds made available from the initial Securitization. At December 31, 1999, the revolving line of credit provided a maximum borrowing capacity of $120.0 million, which includes the seasonal facility of $25 million. At December 31, 1999 and June 30, 1999, the unused portion of the line of credit amounted to $33.4 million and $55.5 million, respectively. In addition, at December 31, 1999, the Securitization provided a maximum capacity of $60.0 million. At December 31, 1999, $43.0 million was utilized. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

         Year 2000:
         ---------

         Certain aspects of the Company's business (including that of its subsidiaries) could be affected by what has commonly become known as the Year 2000 or Y2K problem: however, the Company has not been adversely affected by any Year 2000 problems as of the filing date. Specifically, the problem derives from computer software, hardware and embedded chips which recognize, receive, process and store date data using only 2-digit years, and therefore, may malfunction when they encounter dates which are from the 21st century, rather than the 1900's. Computerized systems are fundamental to several key functions of the Company and its subsidiaries.

         As of December 31, 1999, the Company had cumulatively spent approximately $662,000 on its Year 2000 project primarily on remediation and testing the Company's software products and on contingency planning.

         Although there are no indications that any Y2K problems will arise, the Company will continue to monitor for potential Year 2000 problems. While the Company believes it has taken a comprehensive and reasonable approach towards anticipating and addressing the potential impact of Y2K problems on its business, there can be no assurance that the Company internally, or any third party upon which the Company depends, will not be adversely affected by any such problems.

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





Date:  February 11, 2000            By: /s/ J. Hord Armstrong, III
       -----------------                -------------------------------
                                        J. Hord Armstrong, III
                                        Chairman of the Board and
                                        Chief Executive Officer




                                    By: /s/ Thomas S. Hilton
                                        --------------------
                                        Thomas S. Hilton
                                        Senior Vice President
                                        Chief Financial Officer
                                        (Principal Financial &
                                        Accounting Officer)

                                                               Page 18 of 18

                                EXHIBIT INDEX
                                -------------

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

10.1<F**>       Fourth Amendment to the Fourth Amended and Restated Loan
                and Security Agreement, dated December 17, 1999 between
                registrant and Fleet Capital Corporation.

27<F**>         Financial data schedule.

<F*>        Incorporated by reference.
<F**>       Filed herewith.