Form 10-Q
period 2000-03-31
D & K HEALTHCARE RESOURCES INC
filed 2000-05-11
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

     (X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

                                       OR

     ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                   X      YES                         NO
             -------------                ------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                     4,168,631
      ----------------------------                  --------------
                (class)                             (May 11, 2000)

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                    Index
                                                                             Page No.
                                                                             --------
Part I.  Financial Information
         ---------------------

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of
            March 31, 2000 and June 30, 1999                                      3

            Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months Ended March 31, 2000
            and March 31, 1999                                                    4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 2000 and March 31, 1999                   5

            Notes to Condensed Consolidated Financial Statements               6-10

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               11-15

Part II.  Other Information
          -----------------

    Item 6.  Exhibits and Reports on Form 8-K                                    16

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements.

                                    D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                         Condensed Consolidated Balance Sheets
                                                     (In thousands)
                                                                                 March 31,               June 30,
                                                                                    2000                   1999
                                                                                -----------              --------
                                                                                (Unaudited)
                              Assets
                              ------
Cash                                                                             $  3,169                $    708
Receivables                                                                        53,677                  14,889
Inventories                                                                       221,160                 157,171
Other current assets                                                                  793                     599
                                                                               ------------            ------------
   Total current assets                                                           278,799                 173,367
                                                                               ------------            ------------

Net property and equipment                                                          7,310                   6,205
Investment in affiliates                                                            4,999                   4,111
Deferred income taxes                                                               1,547                   1,547
Other assets                                                                          962                   1,041
Intangible assets                                                                  43,084                  43,809
                                                                               ------------            ------------
   Total assets                                                                  $336,701                $230,080
                                                                               ============            ============

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current maturities of long-term debt                                             $    101                $    403
Accounts payable                                                                  214,045                 142,360
Deferred income taxes                                                               2,285                   2,285
Accrued expenses                                                                   13,118                   8,251
                                                                               ------------            ------------
   Total current liabilities                                                      229,549                 153,299
                                                                               ------------            ------------

Long-term liabilities                                                                 597                     482
Revolving line of credit                                                           68,060                  39,453
Long-term debt, excluding current maturities                                          927                     996
                                                                               ------------            ------------
      Total liabilities                                                           299,133                 194,230
                                                                               ------------            ------------

Stockholders' equity:
Common stock                                                                           45                      44
Paid-in capital                                                                    30,120                  29,555
Retained earnings                                                                  12,950                   7,195
Less treasury stock                                                                (5,547)                   (944)
                                                                               ------------            ------------
   Total stockholders' equity                                                      37,568                  35,850
                                                                               ------------            ------------


      Total liabilities and stockholders' equity                                 $336,701                $230,080
                                                                               ============            ============


                               See notes to condensed consolidated financial statements.

                                      D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Statements of Operations
                                                         (Unaudited)
                                            (In thousands, except per share data)

                                                                   Three Months Ended                 Nine Months Ended
                                                               March 31,       March 31,          March 31,        March 31,
                                                                 2000            1999               2000             1999
                                                             ------------    ------------      --------------    ------------
Net sales                                                      $427,236        $213,984          $1,087,699        $591,703
Cost of sales                                                   411,973         201,779           1,047,615         561,318
                                                             ------------    ------------      --------------    ------------
   Gross profit                                                  15,263          12,205              40,084          30,385

Operating expenses                                                8,914           7,505              24,565          19,661
                                                             ------------    ------------      --------------    ------------
   Income from operations                                         6,349           4,700              15,519          10,724

Other income (expense):
   Interest expense, net                                         (2,554)         (1,395)             (6,713)         (3,602)
   Other, net                                                       234              95                 549             363
                                                             ------------    ------------      --------------    ------------
                                                                 (2,320)         (1,300)             (6,164)         (3,239)
                                                             ------------    ------------      --------------    ------------

   Income before income tax provision                             4,029           3,400               9,355           7,485
Income tax provision                                              1,551           1,326               3,602           2,919
                                                             ------------    ------------      --------------    ------------
      Net income                                                 $2,478          $2,074              $5,753          $4,566
                                                             ============    ============      ==============    ============


Earnings per common share:

Basic earnings per share                                          $0.60           $0.54               $1.35           $1.21
Diluted earnings per share                                        $0.56           $0.49               $1.28           $1.11


Basic common shares outstanding                               4,163,481       3,841,253           4,264,921       3,785,259
Diluted common shares outstanding                             4,470,022       4,215,747           4,591,125       4,162,421



                               See notes to condensed consolidated financial statements.

                                   D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                     (In thousands)
                                                                                     Nine Months Ended
                                                                           March 31,                     March 31,
                                                                             2000                          1999
                                                                         ------------                 -------------
Cash flows from operating activities:
Net income                                                                   $5,753                        $4,566

Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                                             568                           349
Depreciation and amortization                                                 2,277                         1,148
Equity in net income of PBI                                                    (476)                         (295)

Changes in operating assets and liabilities, net of acquisitions:

Decrease (increase) in accounts receivable, net                             (38,788)                       14,139
Increase in inventories                                                     (63,989)                      (14,444)
Increase in other current assets                                                (58)                          (66)
Increase in accounts payable                                                 71,685                        22,787
Increase in accrued expenses                                                  5,105                         3,824
Other, net                                                                     (434)                          (21)
                                                                         ------------                 -------------
   Cash flows from operating activities                                     (18,357)                       31,987

Cash flows from investing activities:

Cash paid for acquired company                                                   --                        (2,176)
Cash invested in affiliates                                                    (750)                           --
Cash dividend from affiliates                                                   350                           350
Proceeds from sale of fixed assets                                                9                           752
Purchases of property and equipment                                          (2,043)                         (545)
                                                                         ------------                 -------------
   Cash flows from investing activities                                      (2,434)                       (1,619)

Cash flows from financing activities:

Borrowings under revolving line of credit                                   353,780                       332,748
Repayments under revolving line of credit                                  (325,173)                     (364,935)
Principal payments on long-term debt                                           (371)                       (1,970)
Proceeds from exercise of stock options                                         268                           810
Purchase of treasury stock                                                   (4,603)                           --
Debt issuance costs                                                            (649)                         (616)
                                                                         ------------                 -------------
   Cash flows from financing activities                                      23,252                       (33,963)

Increase (decrease) in cash                                                   2,461                        (3,595)
Cash, beginning of period                                                       708                         4,051
                                                                         ------------                 -------------
Cash, end of period                                                          $3,169                          $456
                                                                         ============                 =============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest                                                               $6,137                        $3,544
      Income taxes                                                            1,853                         1,281


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 1999 Annual Report to Stockholders.


Note 2. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires the computation of basic and diluted earnings per common share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); and (2) common shares issuable upon conversion of certain convertible PBI stock. The diluted computation for the quarter and nine months ended March 31, 2000 adds to income the earnings that would be included in the Company's consolidated net income for the periods as if the convertible PBI stock had been converted to the Company's common stock at the beginning of the period.

         The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:

                                         Quarter Ended March 31, 2000                   Quarter Ended March 31, 1999
                                  ------------------------------------------     -------------------------------------------
                                    Income           Shares        Per-Share       Income           Shares         Per-Share
                                  (Numerator)   (Denominator)<F1>   Amount       (Numerator)    (Denominator)<F1>   Amount
                                  -----------   -----------------  ---------     -----------    -----------------  ---------
BASIC EARNINGS PER SHARE:
Net income available to
   Common shareholders            $2,477,800        4,163,481        $0.60        $2,073,581        3,841,253        $0.54

EFFECT OF DILUTED SECURITIES:
Options and warrants                                  106,541                                         174,494
Convertible PBI stock                 43,380          200,000                         (1,063)         200,000
                                 -----------       ----------                    ------------      ----------
DILUTED EPS:
Net Income available to
   Common stockholders plus
   Assumed conversions            $2,521,180        4,470,022        $0.56        $2,072,518        4,215,747        $0.49
                                 -----------       ----------                    ------------      ----------

                                       Nine-Months Ended March 31, 2000                Nine-Months Ended March 31, 1999
                                  ------------------------------------------     -------------------------------------------
                                    Income           Shares        Per-Share       Income           Shares         Per-Share
                                  (Numerator)   (Denominator)<F1>   Amount       (Numerator)    (Denominator)<F1>   Amount
                                  -----------   -----------------  ---------     -----------    -----------------  ---------
BASIC EARNINGS PER SHARE:
Net income available to
   Common shareholders            $5,753,624        4,264,921        $1.35        $4,565,961        3,785,259        $1.21

EFFECT OF DILUTED SECURITIES:
Options and warrants                                  126,204                                         177,162
Convertible PBI stock                105,344          200,000                         47,193          200,000
                                 -----------       ----------                    ------------      ----------

DILUTED EPS:
Net Income available to
   Common stockholders plus
   Assumed conversions            $5,858,968        4,591,125        $1.28        $4,613,154        4,162,421        $1.11
                                 -----------       ----------                    ------------      ----------

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

         At March 31, 2000, the maximum allowable amount of receivables eligible to be sold was $75 million, an increase of $15 million over the amount allowable at December 31, 1999. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $60 million of accounts receivable were sold as of March 31, 2000. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the nine-month period ended March 31, 2000. Accordingly, the Company's trade accounts receivable and long-term debt at March 31, 2000 are net of $60 million, which represent accounts receivable that were sold under the Securitization.

         The Securitization bore interest at the 30-day London Interbank Offer Rate (LIBOR) plus program and liquidity fees of 0.71%.

         In addition, the Company has a revolving line of credit, which, as of June 30, 1999, provided a maximum borrowing capacity of $95 million based upon eligible inventories. In December 1999, an additional seasonal line of credit was added to this facility increasing the maximum borrowing capacity to $120 million during a seasonal period. Such seasonal period starts on or after October 1 but not later than December 1 of each year and continues until six months after the commencement of such seasonal period. The advances bear interest at the daily LIBOR plus 1.75%. The Company also has the option to pay interest on the obligation at prime plus .25% per annum. At March 31, 2000 and June 30, 1999, the unused portion of the line of credit amounted to $41.9 million and $55.5 million, respectively.

         The Company also has an interest rate collar agreement, whereby the LIBOR on $10 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%. The Company has an additional interest rate collar agreement on $40 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed 6.85% nor be less than 4.93%. At May 8, 2000, the LIBOR was 6.43%.

         On May 4, 2000, the Company entered into a $20 million fixed rate interest swap with a nominal rate of 7.30% which terminates August 6, 2001.

Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $197,000 and $52,000 for the three-month periods ended March 31, 2000 and March 31, 1999 ($266,000 and $121,000, respectively, before goodwill amortization). The Company's equity in the net income of PBI totaled $476,000 and $295,000 for the nine-month periods ended March 31, 2000 and March 31, 1999, respectively ($683,000 and $502,000, respectively, before goodwill amortization).

         Certain other shareholders of PBI have the option to exchange their combined 20% ownership interests in PBI for shares of the Company's common stock under the terms of the original purchase agreement. Those options, which have been determined to be dilutive at March 31, 2000, are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.


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

         After application of the aggregation criteria, the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative threshold for separate disclosure prescribed in SFAS No. 131. This segment is described in
         Note 1. The Company's equity investment in PBI (see Note 4) is a second segment. Two wholly owned software subsidiaries; VC Services, Inc. (dba Viking Computer Services) and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two segments are combined as Other in the table below.

         Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. Intersegment sales have been recorded at amounts approximating market.

                                           FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                            MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                              2000             1999             2000             1999
                                           ----------        ---------       ----------        ---------

Sales to unaffiliated customers -
      Wholesale drug distribution          $1,085,466        $590,416        $1,085,466        $590,416
      Other                                     2,233           1,287             2,233           1,287
                                           ----------        --------        ----------        --------
                   Total                   $1,087,699        $591,703        $1,087,699        $591,703

Intersegment sales -
      Wholesale drug distribution          $       --        $     --        $       --        $     --
      Other                                       221              54               221              54
      Intersegment eliminations                  (221)            (54)             (221)            (54)
                                           ----------        --------        ----------        --------
                   Total                   $       --        $     --        $       --        $     --

Net Sales -
      Wholesale drug distribution          $1,085,466        $590,416        $1,085,466        $590,416
      Other                                     2,454           1,341             2,454           1,341
      Intersegment eliminations                  (221)            (54)             (221)            (54)
                                           ----------        --------        ----------        --------
                   Total                   $1,087,699        $591,703        $1,087,699        $591,703

Gross Profit -
      Wholesale drug distribution          $   38,114        $ 29,173        $   38,114        $ 29,173
      Other                                     1,970           1,212             1,970           1,212
                                           ----------        --------        ----------        --------
                   Total                   $   40,084        $ 30,385        $   40,084        $ 30,385

Pre-tax income
      Wholesale drug distribution          $    8,233        $  7,017        $    8,233        $  7,017
      Other                                     1,122             468             1,122             468
                                           ----------        --------        ----------        --------
                   Total                   $    9,355        $  7,485        $    9,355        $  7,485

         There has been no material change in total assets from the amount disclosed in the last annual report. There are no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.


Note 6.  On April 11, 2000 the Company announced that Jewett Drug
         Co., a wholly owned subsidiary of the Company, had been notified that the supply contract with its largest customer will be terminated effective May 31, 2000. This mail order customer's sales represented 20.1% of the Company's net sales for the nine months ended March 31, 2000. The Company does not believe that the loss of this customer will have a material adverse effect on its consolidated results of operations or financial condition.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of March 31, 2000 and June 30, 1999, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2000 and March 31, 1999, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 1999 Annual Report to Stockholders.

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

         Results of Operations:
         ---------------------

         Net Sales   Net sales increased $213.2 million, or 99.7%, for the
         ---------
         quarter ended March 31, 2000, compared to the corresponding period of the prior year. This increase was due to growth among the chain, independent pharmacy and mail order trade classes as a result of new customers and increased sales to existing customers and the acquisition of Jewett Drug Co. in June 1999. Including the impact of the Jewett sales, chain store sales increased $97.7 million, mail order sales increased $86.6 million, and independent pharmacy sales increased by $35.3 million. Jewett mail order sales included approximately $ 85.2 million for the three months ended March 31, 2000 to a customer who notified the Company that the supply contract would be terminated effective May 31, 2000. See Footnote 6 in Notes to Condensed Consolidated Financial Statements for further information.

         Net sales increased $496.0 million, or 83.8% for the nine months
         ended   March 31, 2000, compared to the corresponding period of the prior year. This increase was due to growth among the chain, independent pharmacy and mail order trade classes as a result of new customers and increased sales to existing customers and the acquisition of Jewett Drug Co. in June 1999. Including the impact of the Jewett sales, mail order sales increased $218.1 million, chain store sales increased $170.1 million, and independent pharmacy sales increased by $122.5 million. Jewett mail order sales included approximately $218.3 million for the nine months ended March 31, 2000 to a customer who notified the Company that the supply contract would be terminated effective May 31, 2000. See Footnote 6 in Notes to Condensed Consolidated Financial Statements for further information.

         In addition, the quarter and nine months ended March 31, 2000 contained $9.7 million and $35.4 million, respectively, in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $92.6 million and $171.0 million, respectively, for the quarter and nine months ended March 31, 1999.

         Gross Profit   Gross profit increased 25.1% to $15.3 million for the
         ------------
         quarter ended March 31, 2000, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 5.70% to 3.57% for the quarter ended March 31, 2000, compared to the corresponding period of the prior year. The decrease in gross margin percentage was due primarily to sales mix and additionally to competitive pressures in the marketplace. Higher mail order sales as a result of the Jewett acquisition and increased sales to large chains, which carry a lower margin percentage, account for this decrease. The gross margin computed on a first-in, first-out
         (FIFO) basis decreased from 6.14% to 3.62% for the quarter ended March 31, 2000, compared to the corresponding period of the prior year.

         Gross profit increased 31.9% to $40.1 million for the nine months ended March 31, 2000, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 5.14% to 3.69% for the nine months ended March 31, 2000, compared to the corresponding period of the prior year. The decrease in gross margin percentage was due primarily to sales mix and additionally to competitive pressures in the marketplace. Higher mail order sales as a result of the Jewett acquisition and increased sales to large chains, which carry a lower margin percentage, account for this decrease. The gross margin computed on a first-in, first-out (FIFO) basis decreased from 5.37% to 3.72% for the nine months ended March 31, 2000, compared to the corresponding period of the prior year. Management anticipates continued competitive pressures.

         Operating Expenses   Operating expenses increased $1.4 million, or
         ------------------
         18.8%, for the quarter and increased $4.9 million, or 24.9%, to $24.6 million for the nine months ended March 31, 2000 compared to the corresponding periods of the prior year. The ratio of operating expenses to net sales for the quarter decreased to 2.09% from 3.51% while the ratio for the first nine months of fiscal 2000 was 2.26%, a 106 basis point decrease from the comparable period of the prior year. This decrease was a result of the increased sales and efficiencies realized from the higher sales activity. The increase in operating expenses for the quarter and nine months ended March 31, 2000 resulted primarily from the addition of the Jewett operations.

         Interest Expense, Net   Net interest expense increased $1.2 million
         ---------------------
         or 83.1% for the quarter and $3.1 million or 86.4% for the nine months ended March 31, 2000, compared to the corresponding periods of the prior year. As a percentage of net sales, net interest expense decreased to 0.60% from 0.65% for the quarter ended March
         31, 2000, compared to the corresponding period of the prior year.
         This ratio for the first nine months of fiscal 2000 was 0.62% compared to 0.61% in the corresponding period of last year. The increase interest expense was primarily due to higher interest rates and more debt incurred in connection with the higher inventory levels needed to support the sales growth of the Company, and the Jewett Drug Co. acquisition.

         Other Income, Net   Other income, net increased from $95,000 to
         -----------------
         $234,000 for the quarter and increased from $363,000 to $549,000 for the nine months ended March 31, 2000, compared to the corresponding periods of the prior year. The increases in other income, net were primarily due to higher equity in the net income of PBI.

         Effects of Inflation and LIFO Accounting   The effects of price
         ----------------------------------------
         inflation, measured by the excess of LIFO costs over FIFO costs, were approximately $196,000 and $930,000, respectively, for the quarter ended March 31, 2000 and March 31, 1999 and approximately $354,000 and $1,382,000, respectively, for the nine months ended March 31, 2000 and March 31, 1999.

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

                                                 March 31,        June 30,
                                                   2000             1999
                                                   ----             ----
         Working capital (000's)                  $49,250           $20,068
         Current ratio                          1.21 to 1         1.13 to 1

         Working capital and the current ratio have increased as a result of seasonal increases in accounts receivable and inventories.

         The Company invested $2,043,000 in capital assets in the nine-month period ended March 31, 2000, as compared to $545,000 in the corresponding period in the prior year. The additional assets are primarily associated with the new facility in Lexington, Kentucky. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

         Cash inflows from financing activities totaled $23.3 million for the nine-month period ended March 31, 2000 as compared to cash outflows of $34.0 million for the corresponding period in the prior year.
         The current year increase in cash inflows is primarily due to the increase in borrowing under the revolver supporting the increase in inventories. The prior year outflows were primarily related to repayments under the revolving line of credit as a result of the funds made available from the initial Securitization. At March 31, 2000, the revolving line of credit provided a maximum borrowing capacity of $120.0 million, which includes the seasonal facility of $25.0 million. At March 31, 2000 and June 30, 1999, the unused portion of the line of credit amounted to $41.9 million and

         $55.5 million, respectively. In addition, at March 31, 2000, the Securitization provided a maximum capacity of $75.0 million. At March 31, 2000, $60.0 million was utilized. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

         Year 2000:
         ---------

         The Company has not been adversely affected by any Year 2000 problems as of the filing date and does not anticipate any such problems in the future. As of March 31, 2000, the Company had cumulatively spent approximately $662,000 on its Year 2000 project primarily on remediation and testing the Company's software products and on contingency planning. No additional spending is anticipated.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


Part II.   Other Information
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               See Exhibit Index on page 18.


           (b) Reports on Form 8-K

               None

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             D & K HEALTHCARE RESOURCES, INC.




Date:  May 11, 2000        By:   /s/ J. Hord Armstrong, III
       ------------              --------------------------
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

10.1<F**>       Fifth Amendment to the Fourth Amended and Restated Loan and
                Security Agreement, dated February 29, 2000 between registrant and Fleet Capital Corporation.

10.2<F**>       Third Amendment to Receivable Purchase Agreement, dated March
                31, 2000 between registrant, Blue Keel Funding, LLC and Fleet
                National Bank.

27<F**>         Financial data schedule.

<F*>     Incorporated by reference.
<F**>    Filed herewith