Form 10-Q/A
period 2000-03-31
D & K HEALTHCARE RESOURCES INC
filed 2000-05-12
CIK 888914

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

                                           FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                           MARCH 31,         MARCH 31,        MARCH 31,        MARCH 31,
                                             2000              1999             2000             1999
                                          ----------         ---------       ----------        ---------

Sales to unaffiliated customers -
      Wholesale drug distribution          $426,524          $213,416        $1,085,466        $590,416
      Other                                     712               568             2,233           1,287
                                           --------          --------        ----------        --------
                   Total                   $427,236          $213,984        $1,087,699        $591,703

Intersegment sales -
      Wholesale drug distribution          $     --          $     --        $       --        $     --
      Other                                      65                54               221              54
      Intersegment eliminations                 (65)              (54)             (221)            (54)
                                           --------          --------        ----------        --------
                   Total                   $     --          $     --        $       --        $     --

Net Sales -
      Wholesale drug distribution          $426,524          $213,416        $1,085,466        $590,416
      Other                                     777               622             2,454           1,341
      Intersegment eliminations                 (65)              (54)             (221)            (54)
                                           --------          --------        ----------        --------
                   Total                   $427,236          $213,984        $1,087,699        $591,703

Gross Profit -
      Wholesale drug distribution          $ 14,613          $ 11,663        $   38,114        $ 29,173
      Other                                     650               542             1,970           1,212
                                           --------          --------        ----------        --------
                   Total                   $ 15,613          $ 12,205        $   40,084        $ 30,385

Pre-tax income
      Wholesale drug distribution          $  3,645          $  3,232        $    8,233        $  7,017
      Other                                     384               168             1,122             468
                                           --------          --------        ----------        --------
                   Total                   $  4,029          $  3,400        $    9,355        $  7,485

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