Form 10-K405
period 2000-06-30
D & K HEALTHCARE RESOURCES INC
filed 2000-09-21
CIK 888914

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000     Commission File Number 0-20348

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

Registrant's telephone number, including area code:(314) 727-3485

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant                  Common Stock, par value $.01
to Section 12(g) of the Act:                          (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $33,691,631 as of September 15, 2000.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 15, 2000, 4,219,631 shares of Common Stock, par value $.01, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference in the Part of this report indicated below:

Part II - Registrant's 2000 Annual Report to Stockholders

Part III - Registrant's Proxy Statement for its 2000 Annual Meeting of
           Stockholders

                                    PART I


Item 1.  Business
------   --------

OVERVIEW

    The Company is the leading publicly held regional wholesale distributor of pharmaceutical and related healthcare and beauty aid products in the United States. It serves retail and institutional customers in 24 states primarily in the Midwest and South. The Company also offers a variety of value-added services to its customers, particularly in the areas of cost containment and inventory management. The Company had net sales of $1.5 billion in fiscal 2000, of which 37% were to independent pharmacies, 34% were to retail chains, including national pharmacy chains and the pharmacy departments of supermarkets and mass merchandisers, and 29% were to healthcare institutions, including hospitals, alternate site care facilities, pharmacy benefit management companies and managed care organizations. The Company operates from highly efficient and cost effective distribution facilities in Cape Girardeau, Missouri; a new facility in Lexington, Kentucky; Minneapolis, Minnesota; Aberdeen, South Dakota; and a new distribution center in Davie, Florida.

    On June 1, 1999, the Company acquired 100% of the outstanding stock of Jewett Drug Company, Inc., a pharmaceutical distribution company based in Aberdeen, South Dakota that provides comprehensive pharmaceutical distribution services to customers in the Upper Midwest and Great Plains region. The aggregate purchase price for this acquisition of $34.3 million consisted of $21.5 million in cash and $12.8 million (555,556 shares) of the Company's common stock.

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

    The management of the Company is focused on continuing its growth through means that stress: (i) aggressive growth of profitable sales to existing and new customers; (ii) use of practical cutting-edge technology leading to increased market share for customers and suppliers; and (iii) empowering its employees to share innovative ideas with customers and suppliers.

    The Company believes that its regional-market focus and high level of customer service provide it with competitive advantages and position it to benefit from trends impacting the industry. Management believes that the increasing size of the wholesale pharmaceutical industry's larger national participants hampers the ability of these companies to deliver customized services to most of their customers. The Company has successfully differentiated itself from its national competitors through its ability to provide flexible and customized services to its targeted customer segments. The Company has demonstrated its ability to work with customers to eliminate inefficiency from the supply chain. In addition, healthcare providers' need for value-added services which help contain costs and effectively manage inventory has given the Company the opportunity to capitalize on its cost competitiveness and advanced systems. The location and quality of the Company's distribution facilities and satellite transfer depots in the Midwest and South allow the Company to service its customers' and suppliers' needs promptly and efficiently. The Company has capitalized on the increased demand for alternate care providers through its investment in Pharmaceutical Buyers, Inc. ("PBI") in fiscal 1996. PBI is one of the nation's leading alternate site group purchasing organizations, and the Company's investment in PBI provides it with access to a higher margin business segment and insight into alternate site distribution.

    The wholesale pharmaceutical distribution industry has experienced rapid sales growth over the past 14 years, increasing from approximately $14.0 billion in sales in 1985 to more than $94.8 billion in 1999. The Company believes that there are several major trends currently affecting the industry, including: (i) continued consolidation of national and regional wholesale drug distribution companies; (ii) an increasing emphasis on value-added services that lower healthcare providers' administrative and other costs associated with medical supply management; (iii) the growing importance of an efficient distribution model as customers become more cost conscious; (iv) a shift in the delivery of healthcare services from acute care settings to alternate sites, including physician offices and extended care facilities, (v) the aging population; (vi) the increase in research and development spending by pharmaceutical manufacturers; and (vii) an increase in direct-to-consumer advertising are all positively impacting pharmaceutical demand. In addition, there has been much discussion regarding federal legislative proposals that would offer outpatient prescription drug benefits to senior citizens under Medicare or other programs. It is impossible to determine the outcome of these proposals and what impact they would have on the wholesale drug industry.

PRODUCTS, SERVICES AND VALUE ADDED MARKETING SYSTEMS

    The Company's product line consists of more than 25,000 SKUs (stock keeping units), including branded pharmaceuticals, multi-source generics, private label products, repackaged pharmaceutical products and over-the-counter health and beauty aids. The Company sells branded pharmaceuticals (approximately 87% of net sales in fiscal 2000), generic pharmaceuticals (approximately 7% of net sales in fiscal 2000) and over-the-counter health and beauty aids (approximately 6% of net sales in fiscal 2000). In addition, through its Tykon, Inc. subsidiary (acquired September 1998), the Company develops and markets a proprietary PC based order entry/order confirmation system to the drug distribution industry.

    During fiscal 2000, the Company formed an alliance with CornerDrugstore.com, an internet service company that allows pharmacies to offer their customers online information and ordering capabilities, while keeping sales in their respective stores. A pharmacy that subscribes to CornerDrugstore.com can offer consumers a full menu of services over the internet, including electronic ordering of prescriptions and over-the-counter products, drug interaction checks, disease information, e-mail refill reminders and internet links to other local healthcare resources. The Company will supply the pharmacy with replacement inventory for purchases made through this service and can also offer the pharmacy the ability to offer a wider range of products to the consumer without having to keep a large stock on hand. The Company has also made a minor investment in CornerDrugstore.com.

    The Company strives to offer services that enhance the operating efficiencies of its customers and assist them in competing effectively. Principal elements in the Company's service offerings to its customers include: (i) RESOURCE(SM), a proprietary PC based order entry/order confirmation system that completely automates all order creation, transmission and confirmation operations; (ii) PARTNERS(SM), a fully automated and customizable replenishment software system which helps pharmacies more efficiently coordinate product supply and demand; (iii) RESOURCE HQ(SM), a contract management and reporting software system designed for group purchasing and managed care organizations, and retail chains which automates functions relating to corporate and group contracts; and (iv) SCRIPTMASTER(R), a pharmacy management software system that provides prescription management functions, drug and allergy checks, instantaneous connections to hundreds of third party insurance plans, "just in time" inventory management, automated accounts receivable, quick pay program monitoring and central office functions.

    The Company offers a broad range of merchandising and marketing services to its independent pharmacy customers under its MedPlus(R) identity program. Under this program, the Company plans and coordinates cooperative advertising programs and provides for the availability of various promotional products, including a single-source supply for generics at highly competitive prices from leading pharmaceutical manufacturers. The Company also offers new product introduction programs, point-of-sale materials, calendars, blood pressure testing units, automatic new product distribution, rack jobbing, store fixturing and retail employee training programs. Other services offered to independent pharmacies under MedPlus(R) include: retail merchandising, inventory management systems, electronic order entry, planogramming, shelf labels and price stickers, private label products, monthly feature promotions, home healthcare marketing programs, store layout assistance, business management reports, pharmacy computer systems and monthly catalogs.

CUSTOMERS AND MARKETS

    The Company's diverse customer base consists of independent pharmacies, retail chains and healthcare institutions. Independent pharmacies generally are community-based pharmacies, which the Company believes benefit the most from the Company's sales and value added services. Retail chains, a fast growing segment of the market, include national pharmacy chains and the pharmacy departments of supermarkets and mass merchandisers. Healthcare institutions, which currently comprise the largest segment of the market, consist of hospitals, nursing homes, clinics and other alternate site care facilities, home health agencies, HMOs and pharmacy benefit management companies.

    The number of independent pharmacies has stabilized since the drop experienced in 1997. In addition, the Company has worked with entrepreneurs to open new independent community pharmacies. This could present additional opportunities as the Company is well positioned to respond to the needs of new pharmacies requiring a flexible, innovative trading partner.

    The Company believes that diversifying its sales across the various market segments enables it to capture greater market share in the geographic areas it serves and better serve the faster growing segments of the healthcare markets. The following table sets forth the Company's sales mix by customer segment:

                                                                         NET SALES
                                     ---------------------------------------------------------------------------------
                                                                     Fiscal Years Ended
                                     ---------------------------------------------------------------------------------
                                           June 30, 1998               June 30, 1999                  June 30, 2000
                                     ----------------------        --------------------         ----------------------
                                      Amount        Percent         Amount      Percent          Amount        Percent
                                     --------       -------        --------     -------         ---------      -------
Independent Pharmacies               $300,607        49.1%         $382,607       46.9%         $ 537,890       36.9%
Retail Chains                         131,233        21.4           213,779       26.2            500,662       34.3
Healthcare Institutions               179,658        29.3           216,901       26.6            416,869       28.6
Other                                     929         0.2             2,032        0.3              2,626        0.2
                                     --------       -----          --------      -----          ----------     -----
                                     $612,427       100.0%         $815,319      100.0%         $1,458,047     100.0%
                                     ========       =====          ========      =====          ==========     =====

    The Company's senior management is actively involved in identifying and developing opportunities to expand the Company's business with customers in each of these market segments, including the preparation of proposals which highlight customer benefits of the Company's cost competitiveness, advanced systems and value added services. During fiscal 1998, fiscal 1999 and fiscal 2000, the Company's 10 largest customers accounted for approximately 37.1%, 52.8% and 55.1%, respectively, of the Company's net sales. The Company's largest customer during fiscal 2000 was Tel-Drug which accounted for approximately 18% of the Company's net sales. The Company's largest customer during fiscal 1999 and 1998 was Anthem Prescription Management, Inc. which accounted for approximately 12% and 13% of the Company's net sales during those periods, respectively.

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

    The Company believes that its customer service department is a key element in its marketing program which differentiates it from its national competitors. The decentralized customer service staff emphasizes rapid response to customer inquiries and efficient order placement.

OPERATIONS

    The Company is structured as an organization of locally managed drug wholesale distribution centers. Each distribution center has an executive, sales and operations staff with management compensation at each center determined by its operating results. These operations utilize the Company's corporate staff for procurement, marketing, financial, legal and executive management resources and corporate coordination of assets and working capital management. The Company's decentralized sales and distribution network, combined with its centralized procurement and corporate support staff structure, enable the Company to provide high levels of specialized customer service while minimizing administrative expenses and maximizing volume discounts for product purchases.

    The Company's distribution centers maintain computer systems and sophisticated materials handling equipment for receiving, storing and distributing large quantities and varieties of products. The Company continuously seeks to improve its warehouse automation technologies to maximize operational efficiencies on a cost-effective basis. The Company developed state-of-the-art radio frequency (RF) and receiving procedures and barcoding and scanning technologies at one of its distribution centers which significantly improved accuracy, efficiency and productivity at that center. The Company subsequently exported this technology to its other distribution centers and has developed RF order verification, vendor returns and customer returns systems.

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

    The Company purchases products from approximately 1,000 manufacturers for the wholesale purchase of pharmaceuticals and other products. The Company initiates purchase orders with manufacturers through its information systems. During fiscal 1999 and fiscal 2000, the Company's 10 largest suppliers accounted for approximately 47% and 52%, respectively, of the Company's purchases by dollar volume. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The majority of contracts with suppliers are terminable by either party upon short notice and without penalty. The Company believes that its relationships with its suppliers are good.

MANAGEMENT INFORMATION SYSTEMS

    Each of the Company's distribution centers operates as a distinct business with complete systems functionality: order processing, inventory management, accounts receivable, accounts payable, general ledger, master file maintenance, external and internal reporting. Historically, the Company has operated in a distributed data processing environment. Each distribution center maintained its own AS/400 system and I.S. staff to support that function. Over the past year, the Company has consolidated all systems into two major data centers: St. Louis and Cape Girardeau. St. Louis will operate the production environment while Cape Girardeau will function as a "hot site" backup to the production environment. Each of the divisions is connected to the central systems by a frame relay network. Each distribution center and the corporate offices will continue to house a local area network (LAN) and multiple PCs. A high-speed data network connects the Company's computer systems and information is transmitted between locations on a regular basis.

    In March 2000, the Company selected the JD Edwards OneWorld product as its new Enterprise Resource Planning (ERP) package. The OneWorld product is a complete system that integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. The new system will provide the Company with improved financial reporting systems and enhanced e-business capabilities. Implementation began in July 2000.

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

EMPLOYEES

    As of August 31, 2000, the Company employed 354 persons, 313 of whom were full-time employees. Approximately 25 of the Company's employees at its Minneapolis, Minnesota distribution center are covered by a collective bargaining agreement with the Miscellaneous Drivers, Helpers and Warehousemen's Union, Local 638, which expires in March 2003. Approximately 18 of the Company's employees at its Jewett Drug Co. subsidiary are covered by a collective bargaining agreement with the General Drivers and Helpers Union Local 749, affiliated with the International Brotherhood of Teamsters, which expires February 29, 2004. In June 2000, the National Labor Relations Board certified the United Steelworkers of America as the collective bargaining representative for approximately 39 of the Company's employees at its Cape Girardeau, Missouri distribution center. The Company believes that its employee relations are good.

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

Item 2.  Properties
------   ----------

    The Company conducts its business from a total of nine office, warehouse and satellite depot facilities. The Company's primary operating facilities include:

               LOCATION                            DESCRIPTION                       SQUARE FOOTAGE
      -----------------------------       -------------------------------            --------------
      Cape Girardeau, Missouri <F1>       Distribution and administration               66,000
      Lexington, Kentucky <F1>            Distribution and administration               61,900
      Minneapolis, Minnesota <F2>         Distribution and administration               63,000
      Aberdeen, South Dakota <F1>         Distribution and administration               40,000
      Davie, Florida <F1>                 Distribution and administration               10,700
      St. Louis, Missouri <F1>            Corporate Offices                             11,500

<F1>  Leased
<F2>  Owned

    The Company also maintains warehouse and satellite depot facilities in Missouri, Tennessee, and Kentucky that enable it to efficiently distribute product on a timely basis.

    The Company believes its facilities are adequate to support its present business plans.

Item 3.  Legal Proceedings
------   -----------------

    No material legal proceedings are pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

    The Company did not submit any matters to a vote of its security holders during the quarter ended June 30, 2000.

Item 4A. Executive Officers of the Registrant
-------  ------------------------------------

    The name, age and position of each of the executive officers of the Company are set forth below.

    J. Hord Armstrong, III, 59, has served as the Chairman of the Board, Chief Executive Officer and Treasurer and as a director of the Company since December 1987. Prior to joining the Company, Mr. Armstrong served as Vice President and Chief Financial Officer of Arch Mineral Corporation, a coal mining and sales corporation, from 1981 to 1987 and as its Treasurer from 1978 to 1981. Mr. Armstrong serves as a Trustee of the St. Louis College of Pharmacy and as a member of the Board of Directors of Jones Pharma, Inc.

    Martin D. Wilson, 39, has served as President and Chief Operating Officer of the Company since January 1996, as Secretary since August 1993 and as a director since 1997. Mr. Wilson previously served as Executive Vice President, Finance and Administration of the Company from May 1995 to January 1996, as Vice President, Finance and Administration of the Company from April 1991 to May 1995 and as Controller of the Company from March 1988 to April 1991. Prior to joining the Company, Mr. Wilson, a certified public accountant, was associated with KPMG Peat Marwick, a public accounting firm.

    Thomas S. Hilton, 48, has served as Senior Vice President and Chief Financial Officer of the Company since January 1999. Between May 1980 and June 1998, Mr. Hilton was employed by the Peabody Group serving in a variety of management positions including Vice President and Treasurer from March 1993 to May 1995 and as Vice President and Chief Financial Officer from May 1995 to June 1998.

    Leonard R. Benjamin, 50, has served as Vice President, General Counsel and Secretary of the Company since April 1999. Between January 1999 and April 1999, Mr. Benjamin was Assistant General Counsel of Innovex Corporation, a provider of sales forces to the pharmaceutical industry. Between October 1998 and January 1999, Mr. Benjamin was counsel to KWS&P/SFA Inc., a software provider to the pharmaceutical industry. Between April 1994 and July 1998, Mr. Benjamin was employed by Walsh International Inc., a software provider to the pharmaceutical industry, initially as Associate General Counsel and then as Vice President, General Counsel and Secretary.

    Brian G. Landry, 44, has served as Vice President and Chief Information Officer since April 2000. Mr. Landry previously served as Vice President, I.S. product management from April 1999 to April 2000 and as Vice President and General Manager of the Minneapolis distribution center from November 1996 to April 1999. From October 1992 to October 1996, Mr. Landry was employed by Cardinal Health as a general manager of a distribution center.

    James D. Largent, 62, has served as Vice President - Business Development of the Company since July 1999. Mr. Largent joined Delta Wholesale Drug, Inc. in March 1968, which was acquired by the Company in December 1987. Mr. Largent has served in a variety of management positions with the Company including Vice President and General Manager of the Cape Girardeau distribution center from May 1995 to July 1999.

    Lewis E. Mead, 50, has served as Vice President - Business Development of the Company since July 1999. Mr. Mead previously served as Vice President and General Manager of the Lexington distribution center from February 1996 to July 1999. From May 1992 to February 1996, Mr. Mead served in various sales management positions with FoxMeyer Drug Company, which was a national wholesale drug distributor.

    James A. Cordes, 52, has served as Vice President - Professional Trade Services of the Company since January 2000. Between January 1991 and December 1999, Mr. Cordes was Director of Professional Services for Schnuck Markets, Inc., a regional supermarket chain.

                                   PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------   ---------------------------------------------------------------------

    The information set forth under the caption "Price Range Per Common Share" on inside back cover of the registrant's 2000 Annual Report to Stockholders is incorporated herein by this reference.

Item 6.  Selected Financial Data
------   -----------------------

    The information set forth under the caption "Financial Highlights" on page 1 of the registrant's 2000 Annual Report to Stockholders is incorporated herein by this reference.

Item 7.  Management's Discussion and Analysis of Financial Condition
------   -----------------------------------------------------------
         and Results of Operations
         -------------------------

RESULTS OF OPERATIONS

    The table below sets forth certain statement of operations data for the last three fiscal years expressed as a percentage of net sales and in comparison with the prior fiscal year. Unless otherwise indicated, for purposes of this discussion, all references to "2000," "1999," and "1998" shall mean the Company's fiscal years ended June 30, 2000, June 30, 1999, and June 30, 1998, respectively. The Company has given retroactive effect to the change in accounting for determining the cost of its inventory from the last-in, first-out method to the first-in, first-out method. Accordingly, previously reported figures have been restated to account for this change. See Note 3 of "Notes to Consolidated Financial Statements."

                                              --------------------------------------      ---------------------------
                                                                                              Percentage Change from
                                                     Percentage of Net Sales                        Prior Year
                                              --------------------------------------      ---------------------------
                                                2000           1999           1998          1999-2000       1998-99
                                              --------       --------       --------      -------------   -----------
Net sales                                     100.00%        100.00%        100.00%           78.8%         33.1%
Gross profit                                    3.87%          5.09%          5.01%           35.8%         35.5%
Total operating expenses                       (2.34%)        (3.27%)        (3.41%)          27.8%         27.8%
                                              --------       --------       --------

Income from operations                          1.53%          1.82%          1.60%           50.2%         51.9%
Interest expense, net                          (0.66%)        (0.57%)        (0.62%)         107.9%         21.8%
Other income, net                               0.05%          0.05%          0.08%           70.8%        (18.7%)
Income tax provision                           (0.36%)        (0.49%)        (0.42%)          29.6%         57.3%
                                              --------       --------       --------
Net income                                      0.56%          0.81%          0.64%           23.8%         68.1%
                                              ========       ========       ========

FISCAL YEAR ENDED JUNE 30, 2000, COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
1999

NET SALES. Net sales increased $642.7 million, or 78.8%, for the fiscal year ended June 30, 2000, compared with the fiscal year ended June 30, 1999. Sales were significantly impacted by the inclusion of the Company's acquisition of a drug wholesaler in June 1999. Institutional sales increased by $200.0 million, or 92.2% compared with fiscal 1999, due to sales to a prescription benefit management company that became a customer as a result of that acquisition. Chain store sales increased by $286.9 million, or 134.2%, from higher sales to existing and new chain store customers resulting from a focused marketing effort on this trade class. Independent pharmacy sales increased by $155.2 million, or 40.6% from higher sales to existing customers and new customers, including those obtained in the June 1999 acquisition.
The remaining $0.6 million sales increase was primarily from software sales by Tykon, Inc. acquired in September 1998. The supply contracts with two customers (including the Company's largest customer), representing approximately 23% of fiscal 2000 sales, were terminated in the fourth quarter of fiscal 2000. As a result, the Company anticipates that institutional sales will decrease in fiscal 2001. In addition, during fiscal 2000, the Company made $46.8 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a reduction of cost of goods sold. There were $189.0 million of dock-to-dock sales in fiscal 1999. Dock-to-dock sales represent bulk sales of pharmaceuticals to self-warehousing retail chains for which the Company acts only as an intermediary in the order and subsequent delivery of products to the customers' warehouses. The commission on dock-to-dock sales is typically lower than the gross profit realized on sales of products from inventory.

GROSS PROFIT. Gross profit increased 35.8%, to $56.4 million in fiscal 2000 compared with fiscal 1999 driven primarily by higher sales. As a percentage of net sales, gross margin decreased from 5.09% to 3.87% in fiscal 2000 compared with fiscal 1999. The decrease in gross margin percentage was mainly due to a shift in customer mix as a result of the June 1999 acquisition partially offset by higher sales of more profitable generic pharmaceutical products and sales of inventory acquired through advantageous purchasing.

OPERATING EXPENSES. Total operating expenses increased $7.4 million, or 27.8%, to $34.1 million in fiscal 2000, compared with fiscal 1999. As a percentage of net sales, total operating expenses decreased from 3.27% to 2.34% in fiscal 2000 compared with fiscal 1999. The increase in operating expenses in fiscal 2000 resulted primarily from the Company's acquisition in June 1999. The decrease in operating expense percentage for the year is due mainly to the increase in sales that generated a lower expense to sales ratio.

NET INTEREST EXPENSE. Net interest expense increased $5.0 million, or 107.9%, in fiscal 2000, compared with fiscal 1999. As a percentage of net sales, net interest expense increased from 0.57% to 0.66% in fiscal 2000 compared with fiscal 1999. The increase in net interest expense was primarily the result of higher average outstanding borrowings in support of the Company's growth and by higher weighted average interest rates. Weighted average interest rates increased 105 basis points to 7.31% for the year primarily due to market conditions during fiscal 2000.

OTHER INCOME, NET. Other income, net increased from $431,000 to $736,000 in fiscal 2000 compared with fiscal 1999. The increase was primarily due to higher recorded earnings from the Company's equity interest in the net income of PBI during fiscal 2000, which totaled $634,000, compared with $332,000 in fiscal 1999.

INCOME TAX PROVISION. The Company's effective income tax rates of 38.8% in fiscal 2000 and 37.7% in fiscal 1999 differed from the statutory blended federal and state effective rates primarily due to the impact of the amortization of intangible assets that were not deductible for income tax purposes, partially offset by the Company's equity in the net income of PBI, a portion of which is excludable from taxable income.

FISCAL YEAR ENDED JUNE 30, 1999, COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
1998

NET SALES. Net sales increased $202.9 million, or 33.1%, for the fiscal year ended June 30, 1999, compared with the fiscal year ended June 30, 1998. Institutional sales increased by $37.3 million, or 20.7% compared with fiscal 1998, due to increased sales to one prescription benefit management company
(PBM) and sales to another PBM that became a customer as a result of the Company's acquisition of a drug wholesaler in June 1999. Chain store sales increased by $82.5 million, or 62.9%, from higher sales to existing and new chain store customers resulting from a focused marketing effort on this trade class. Independent pharmacy sales increased by $82.0 million, or 27.3% from higher sales to existing customers and new customers, including those obtained in the June 1999 acquisition. The remaining $1.1 million sales increase was primarily from software sales by Tykon, Inc. acquired in September 1998. In addition, during fiscal 1999, the Company made $189.0 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a reduction of cost of goods sold. There were $62.1 million of dock-to-dock sales in fiscal 1998.

GROSS PROFIT. Gross profit increased 35.5%, to $41.5 million in fiscal 1999 compared with fiscal 1998 driven primarily by higher sales and partially by improved margins. As a percentage of net sales, gross margin increased from 5.01% to 5.09% in fiscal 1999 compared with fiscal 1998. The increase in gross margin percentage was mainly due to a shift in customer mix to higher margin business, higher sales of more profitable generic pharmaceutical products and sales of inventory acquired through advantageous purchasing. These benefits were partially offset by higher sales to large customers that typically generate lower margins.

OPERATING EXPENSES. Total operating expenses increased $5.8 million, or 27.8%, to $26.7 million in fiscal 1999, compared with fiscal 1998. As a percentage of net sales, total operating expenses decreased from 3.41% to 3.27% in fiscal 1999 compared with fiscal 1998. The increase in operating expenses in fiscal 1999 resulted primarily from incremental warehouse and distribution costs associated with increased sales activity and higher personnel costs related to additional managerial positions in several major functional areas of the Company. The decrease in operating expense percentage for the year is due mainly to the increase in chain store sales that typically generate a lower expense to sales ratio than other trade classes.

NET INTEREST EXPENSE. Net interest expense increased $0.8 million, or 21.8%, in fiscal 1999, compared with fiscal 1998. As a percentage of net sales, net interest expense decreased from 0.62% to 0.57% in fiscal 1999 compared with fiscal 1998. The increase in net interest expense was primarily the result of higher average outstanding borrowings in support of the Company's growth, partially offset by lower weighted average interest rates. Weighted average interest rates decreased 91 basis points to 6.26% for the year primarily due to the accounts receivable securitization facility finalized in August 1998.

OTHER INCOME, NET. Other income, net decreased from $530,000 to $431,000 in fiscal 1999 compared with fiscal 1998. The decrease was primarily due to lower recorded earnings from the Company's equity interest in the net income of PBI during fiscal 1999, which totaled $332,000, compared with $389,000 in fiscal 1998.

INCOME TAX PROVISION. The Company's effective income tax rates of 37.7% in fiscal 1999 and 39.3% in fiscal 1998 differed from the statutory blended federal and state effective rates primarily due to the impact of the amortization of intangible assets that were not deductible for income tax purposes, partially offset by the Company's equity in the net income of PBI, a portion of which is excludable from taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital requirements are generally met through a combination of internally generated funds, borrowings under the revolving line of credit, the accounts receivable securitization facility, and trade credit from its suppliers. The Company uses the following ratios as key indicators of its liquidity and working capital management:

                               June 30, 2000           June 30, 1999
                             -----------------       -----------------
Working capital (000s)             $93,556                 $28,525
Current ratio                    1.65 to 1               1.19 to 1

    The $65.0 million increase in working capital at June 30, 2000 was due primarily to the increase in accounts receivable and inventory as a result of increased sales and the Company's on-going growth requiring additional investment in inventories.

    The Company invested $3.3 million in capital assets in fiscal 2000 and $879,000 in fiscal 1999. This increase was due in part to the move to a new facility in Lexington, Kentucky and the initial payments associated with the new ERP system that the Company is implementing. The Company believes that continued investment in capital assets is necessary to achieve its goal of improving operating efficiency and information services capabilities, thereby improving its productivity and ratio of operating expenses to net sales.

    As of June 30, 2000, the revolving line of credit had a maximum borrowing capacity of $120 million, expiring in August 2001. Prior to December 1999, the revolving line of credit had maximum borrowing capacity of $95.0 million. Under the loan agreement, the total amount of loans and letters of credit outstanding at any time may not exceed the lesser of an amount based on percentages of eligible inventories (the borrowing base formula), or the maximum borrowing capacity. In December 1999, an additional seasonal line of credit was added to this facility increasing the maximum borrowing capacity to $120 million during a seasonal period. Such seasonal period starts on or after October 1 but not later than December 1 of each year and continues until six months after the commencement of such seasonal period, which was extended through September 30, 2000 for the current fiscal year. Generally, advances bear interest at the London Interbank Offered Rate (LIBOR) plus 1.75% or at the prime rate (8.43% at June 30, 2000) plus .25% per annum payable monthly. On May 4, 2000, the Company fixed $20 million of its revolving line of credit at a nominal rate of 7.30%. At June 30, 2000 and June 30, 1999, the unused portion of the line of credit amounted to $22.0 million and $55.5 million, respectively. The agreement expires August 7, 2001, and, therefore, the related debt has been classified as long-term. The revolving line of credit is secured by eligible inventories. The Company is engaged in discussions to extend the life of the revolving credit arrangement by one year and expand the borrowing capacity to $130 million year-round.

    In the first quarter of fiscal 1999, the Company entered into a $45 million accounts receivable purchase facility under an asset securitization structure (the "Securitization") with its primary lender. In the second quarter of fiscal 1999, the Securitization was increased to $60 million and to $75 million in the fourth fiscal quarter of 2000. The Securitization has an initial term of three years, with annual renewal options, and bears interest at the LIBOR rate (6.68% at June 30, 2000) plus program and liquidity fees of 0.71% paid monthly. Under the Securitization, accounts receivable are sold on a non-recourse basis to a bankruptcy-remote subsidiary of the Company as security for commercial paper issued by an affiliate of the lender. Based upon the structure of the arrangement, the subsidiary's assets and liabilities, consisting of accounts receivable and long-term debt, are not consolidated with those of the Company. Accordingly, the company's trade accounts receivable at June 30, 2000 and 1999 are net of $75.0 million and $35.0 million, respectively, which represent accounts receivable that were sold under the Securitization.

    To hedge its floating rate exposure, the Company has an interest rate collar agreement, whereby the LIBOR on $10 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%. The Company has an additional interest rate collar agreement on $40 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed
6.85% nor be less than 4.93%. At June 30, 2000, the approximate value of these instruments was $115,000. Both of these agreements expire in August 2001.

    The Company believes that funds available under the line of credit and the securitization facility, together with internally generated funds, will be sufficient to meet its capital requirements for the foreseeable future.

    On June 1, 1999, the Company consummated the acquisition of 100% of the outstanding stock of Jewett Drug Co. ("Jewett"). Jewett is a pharmaceutical distribution company based in Aberdeen, South Dakota, which provides comprehensive pharmaceutical distribution services to customers in the Upper Midwest and Great Plains region. The aggregate purchase price for this acquisition of $34.3 million consisted of $21.5 million in cash and $12.8 million (555,556 shares) of the Company's common stock. Funds for the cash portion of the purchase price were provided by the Company's revolving loan facility. The acquisition was accounted for as a purchase. As such, Jewett results are included in consolidated operating results from the acquisition date. The acquisition resulted in goodwill of $30.9 million, which is being amortized over 25 years.

    In September 1998, the Company acquired 100% of the stock of Tykon, Inc., a wholesale distribution software developer, for cash consideration of $2.0 million. During fiscal 1998, the Company made two acquisitions of pharmaceutical distribution companies for aggregate consideration of $2.6 million, including cash payments and the issuance of notes payable.

    Shareholders' equity increased to $45.3 million at June 30, 1999 from $40.9 million at June 30, 1998, primarily due to net earnings of $8.2 million offset by the purchase of $4.6 million of treasury stock.

INFLATION

    The Company's financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of the ability to take advantage of forward purchasing opportunities, the Company believes that its gross profits generally increase as a result of manufacturers' price increases in the products it distributes. Gross profits may decline if the rate of price increases by manufacturers declines.

    Generally, price increases are passed through to customers as they are received by the Company and therefore reduce the negative effect of inflation. Other non-inventory cost increases, such as payroll, supplies and services, have been partially offset during the past three years by increased volume and productivity.

YEAR 2000

    The Company has not been adversely affected by any Year 2000 problems as of the filing date and does not anticipate any such problems in the future. As of June 30, 2000, the Company had cumulatively spent approximately $662,000 on its Year 2000 project primarily on remediation and testing the Company's software products and on contingency planning. No additional spending is anticipated

EFFECT OF NEW ACCOUNTING STANDARDS

    In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Accordingly, the Company adopted the provisions of this statement on July 1, 2000, resulting in an increase in stockholders' equity of approximately $69,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

    Not applicable.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                                                                                             ANNUAL REPORT REFERENCE
                                                                                           ---------------------------
Report of Independent Public Accountants                                                             Page 14
Consolidated Balance Sheets at June 30, 2000 and June 30, 1999                                       Page 15
Consolidated Statements of Operations for the years ended June 30, 2000,
   June 30, 1999, and June 30, 1998                                                                  Page 16
Consolidated Statements of Stockholders' Equity for the years
   Ended June 30, 2000, June 30, 1999, and June 30, 1998                                             Page 17
Consolidated Statements of Cash Flows for the years ended June 30, 2000,
   June 30, 1999, and June 30, 1998                                                                  Page 18
Notes to Consolidated Financial Statements                                                           Page 19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To D&K Healthcare Resources, Inc.:

    We have audited the accompanying consolidated balance sheets of D&K Healthcare Resources, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the three fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 3 to the financial statements, the Company has given retroactive effect to the change in accounting for determining the cost of its inventory from the last-in, first-out method to the first-in, first-out method.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


St. Louis, Missouri
August 9, 2000


                               D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
------------------------------------------------------------------------------------------------------------------
                                                                               JUNE 30, 2000       JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash (including restricted cash)                                               $  3,661          $    708
   Receivables, net of allowance for doubtful accounts of
      $1,411 and $1,142, respectively                                               29,923            14,889
   Inventories                                                                     202,467           165,628
   Deferred income taxes                                                               441                --
   Prepaid expenses and other current assets                                         1,002               599
                                                                              ------------------------------------
         Total current assets                                                      237,494           181,824
Property and Equipment, net of accumulated depreciation
  and amortization                                                                   8,184             6,205
Investment in Affiliates                                                             5,199             4,111
Other Assets                                                                         1,026             1,041
Intangible assets, net of accumulated amortization                                  42,516            43,809
                                                                              ------------------------------------
         Total assets                                                             $294,419          $236,990
                                                                              ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                           $    305          $    403
   Accounts payable                                                                134,834           142,360
   Accrued expenses                                                                  8,799             8,251
   Deferred income taxes                                                                --             2,285
                                                                              ------------------------------------
         Total current liabilities                                                 143,938           153,299
Long-term Liabilities                                                                  700               482
Deferred Income Taxes                                                                4,869             1,873
Long-term Debt                                                                      99,647            40,449
                                                                              ------------------------------------
         Total liabilities                                                         249,154           196,103
Stockholders' Equity
   Preferred stock                                                                      --                --
   Common stock                                                                         42                44
   Paid-in capital                                                                  30,335            29,555
   Retained earnings                                                                20,431            12,232
   Less treasury stock                                                              (5,543)             (944)
                                                                              ------------------------------------
      Total stockholders' equity                                                    45,265            40,887
                                                                              ------------------------------------
      Total liabilities and stockholders' equity                                  $294,419          $236,990
                                                                              ====================================

Preferred stock has no par value; 1 million shares are authorized. At June 30, 2000 and 1999, no shares were issued or outstanding.

Common stock has a par value of $.01 per share; 10 million shares are authorized; 4,484,329 and 4,413,781 shares were issued at
June 30, 2000 and 1999, respectively. At June 30, 2000, 4,187,929 shares were outstanding and 296,400 shares were held in treasury. At June 30, 1999, 4,373,881 shares were outstanding and 39,900 shares were held in treasury.

The accompanying notes are an integral part of these statements.

                                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS



(in thousands, except per share data)                             For the Years Ended
----------------------------------------------------------------------------------------------------
                                                JUNE 30, 2000      JUNE 30, 1999     JUNE 30, 1998
----------------------------------------------------------------------------------------------------
Net Sales                                        $1,458,047           $815,319          $612,427
Cost of Sales                                     1,401,625            773,783           581,773
                                             -------------------------------------------------------
   Gross profit                                      56,422             41,536            30,654
Depreciation and Amortization                         3,118              1,647             1,468
Operating Expenses                                   31,005             25,047            19,416
                                             -------------------------------------------------------
   Income from operations                            22,299             14,842             9,770
                                             -------------------------------------------------------
Other Income (Expense)
   Interest expense                                 (10,643)            (5,266)           (4,080)
   Interest income                                    1,007                630               273
   Equity in net income of PBI                          634                332               389
   Other, net                                           102                 99               141
                                             -------------------------------------------------------
                                                     (8,900)            (4,205)           (3,277)
                                             -------------------------------------------------------
   Income before income
     tax provision                                   13,399             10,637             6,493
                                             -------------------------------------------------------
Income Tax Provision                                  5,200              4,012             2,551
                                             -------------------------------------------------------
   Net income                                    $    8,199           $  6,625          $  3,942
                                             -------------------------------------------------------


Basic Earnings Per Share                         $     1.93           $   1.72          $   1.18
                                             =======================================================

Diluted Earnings Per Share                       $     1.84           $   1.58          $   1.07
                                             =======================================================


The accompanying notes are an integral part of these statements.

                                     D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                       COMMON      PAID-IN      RETAINED      TREASURY
                                                        STOCK      CAPITAL      EARNINGS       STOCK          TOTAL
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997, AS ORIGINALLY REPORTED        $ 30      $11,835       $(2,487)      $    --      $ 9,378
   Adjustment for change in valuation of
   inventory (see Note 3)                                 --           --         4,152            --        4,152
                                                      ---------------------------------------------------------------
BALANCE AT JUNE 30, 1997                                  30       11,835         1,665            --       13,530
   Common stock issued upon debt conversions               6        2,744            --            --        2,750
   Stock options and warrants exercised,
     including tax benefit                                 1          496            --            --          497
   Net Income                                             --           --         3,942            --        3,942
                                                      ---------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                  37       15,075         5,607            --       20,719
   Common stock issued                                     6       12,843            --            --       12,849
   Stock options exercised, including tax benefit          1        1,637            --            --        1,638
   Treasury stock acquired                                --           --            --          (944)        (944)
   Net Income                                             --           --         6,625            --        6,625
                                                      ---------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                  44       29,555        12,232          (944)      40,887
   Stock options exercised, including tax benefit          1          780            --            --          781
   Treasury stock acquired                                (3)          --            --        (4,599)      (4,602)
   Net Income                                             --           --         8,199                      8,199
                                                      ---------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                $ 42      $30,335       $20,431       $(5,543)     $45,265
                                                      ---------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                                      D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                                       For the Years Ended
----------------------------------------------------------------------------------------------------------------------
                                                                    JUNE 30, 2000      JUNE 30, 1999   JUNE 30, 1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $   8,199          $   6,625       $   3,942
   Adjustments to reconcile net income to net cash
     flows from operating activities --
      Depreciation and amortization                                       3,118              1,647           1,468
      Amortization of debt issuance costs                                   375                188              59
      Gain from sale of assets                                              (16)                (9)            (32)
      Equity in net income of PBI                                          (634)              (332)           (389)
      Deferred income taxes                                                 270                492           1,241
      (Increase) decrease in receivables, net                           (15,034)            41,182         (16,500)
      Increase in inventories                                           (36,839)           (42,437)        (48,791)
      (Increase) decrease in prepaid expenses and other
        current assets                                                     (403)               242             633
      Increase (decrease) in accounts payable                            (7,526)            39,297          31,491
      Increase (decrease) in accrued expenses                               548             (7,729)            312
      Other, net                                                           (427)              (157)            432
                                                                   ---------------------------------------------------
         Net cash flows from operating activities                       (48,369)            39,009         (26,134)
                                                                   ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for acquisitions, net of cash acquired                           --            (13,961)         (1,256)
   Investment in affiliates                                                (804)                --              --
   Cash dividend from PBI                                                   350                350             350
   Purchases of property and equipment                                   (3,270)              (879)           (863)
   Proceeds from sale of assets                                              16                752              32
                                                                   ---------------------------------------------------
         Net cash flows from investing activities                        (3,708)           (13,738)         (1,737)
                                                                   ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under revolving line of credit                            538,303            487,844         429,431
   Repayments under revolving line of credit                           (479,767)          (513,714)       (397,997)
   Proceeds from equipment loan                                             965                 --              --
   Payments of long-term debt                                              (283)            (1,973)         (1,571)
   Payments of capital lease obligations                                   (118)                (9)             --
   Proceeds from exercise of stock options and warrants                     814                822             413
   Purchase of treasury stock                                            (4,602)              (944)             --
   Payments of deferred debt costs                                         (282)              (640)             --
                                                                   ---------------------------------------------------
      Net cash flows from financing activities                           55,030            (28,614)         30,276
                                                                   ---------------------------------------------------
      Increase (decrease) in cash                                         2,953             (3,343)          2,405
Cash, beginning of period                                                   708              4,051           1,646
                                                                   ---------------------------------------------------
Cash, end of period                                                   $   3,661          $     708       $   4,051
                                                                   ---------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for --
      Interest                                                        $  10,499          $   4,927       $   3,601
      Income taxes, net                                               $   3,698          $   2,755       $   1,151


The accompanying notes are an integral part of these statements.

                D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The consolidated financial statements include the accounts of all divisions and wholly owned subsidiaries of D&K Healthcare Resources, Inc. (the Company). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

    The Company's fiscal year end is June 30. References to years relate to fiscal years rather than calendar years unless otherwise stated.

Concentration of Credit Risk

    The Company is a full-service, regional wholesale drug distributor. From facilities in Missouri, Kentucky, Minnesota, South Dakota and Florida, the Company distributes a broad range of pharmaceutical products, health and beauty aids and related products to its customers in more than 24 states.
The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store, and alternate site pharmacies in the Midwest and South.

    In 2000 sales to one customer represented approximately 18% of total net sales. In 1999 and 1998, sales to a different customer represented approximately 12% and 13% of total net sales, respectively. The supply contracts with two customers (including the Company's largest customer), representing approximately 23% of fiscal 2000 sales, were terminated in the fourth quarter of fiscal 2000.

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

Restricted Cash

    Restricted cash of $3.7 million and $0.7 million, respectively, at June 30, 2000 and June 30, 1999, represents cash receipts from customers that must be used to reduce borrowings under the revolving line of credit and are included in cash.

Revenue Recognition

    Revenue is recognized when products are shipped or services are provided to customers. During 2000, 1999 and 1998, the Company had $46.8 million, $189.0 million, and $62.1 million, respectively, of "dock-to-dock" sales, which are excluded from net sales due to the Company's policy of recording only the commission on such transactions as a reduction against cost of goods sold in the consolidated statements of operations. Dock-to-dock sales represent large volume sales of pharmaceuticals to major self-warehousing retail chain pharmacies whereby the Company acts as an intermediary in the order and subsequent delivery of products to the customers' warehouses.

Inventories

    Inventories consist of pharmaceutical drugs and related over-the-counter items, which are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. See Note 3 for additional information regarding the change in accounting for determining the cost of inventory.

Property and Equipment

    Property and equipment is stated at cost. Depreciation and amortization are charged to operations primarily using the straight-line method over the shorter of the estimated useful lives of the various classes of assets, which vary from 2 to 30 years, or the lease term for leasehold improvements. For income tax purposes, accelerated depreciation methods are used.

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

Income Taxes

    Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis for income tax purposes. Deferred tax assets and liabilities are measured and recorded using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Book Overdrafts

    Accounts payable includes book overdrafts (outstanding checks) of $7.6 million and $5.2 million at June 30, 2000 and June 30, 1999, respectively.

Treasury Stock

    In May 1999, the board of directors authorized the repurchase of up to 300,000 shares of the Company's outstanding common stock. The shares were acquired in the open market during the twelve-month period from the date of authorization. Of the 300,000 shares authorized, 296,400 shares were purchased during this period.

Earnings per Share

    Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. All share and per share amounts have been stated in accordance with the provisions of SFAS No. 128 (see Note 14).

Reclassifications

    Certain reclassifications, including the restatement for inventory costing (see Note 3), have been made to the prior years' financial statements to conform to the current year presentation.

NOTE 2.     ACQUISITIONS:

    On June 1, 1999, the Company consummated the acquisition of 100% of the outstanding stock of Jewett Drug Co. ("Jewett"). Jewett is a pharmaceutical distribution company based in Aberdeen, South Dakota, that provides comprehensive pharmaceutical distribution services to customers in the Upper Midwest and Great Plains region. The aggregate purchase price for this acquisition of $34.3 million consisted of $21.5 million in cash and $12.8 million (555,556 shares) of the Company's common stock. Funds for the cash portion of the purchase price were provided by the Company's revolving loan facility. In connection with the transaction, the Company paid investment banking fees of $0.8 million to a firm that employs a member of the Company's Board of Directors.

    Also, on June 1, 1999, the Company entered into an amendment to the Amended and Restated Loan and Security Agreement with Fleet Capital Corporation pursuant to which the Company's revolving loan facility was increased from $75 million to $95 million and Jewett became a party to, and permitted borrower under, that facility (See Note 8).

    The acquisition was accounted for as a purchase. As such, Jewett results are included in consolidated operating results from the acquisition date. The acquisition resulted in goodwill of $30.9 million, which is being amortized over 25 years.

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Jewett for 1999 and 1998 as if the acquisition had occurred at July 1, 1998, and July 1, 1997, respectively, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future (in thousands, except per share amounts).

                                               1999               1998
                                               ----               ----
      Net Sales                             $1,074,047          $807,314
      Net Income                                 7,580             4,332
      Diluted earnings per share                 $1.61             $1.05

    In September 1998, the Company acquired 100% of the stock of Tykon, Inc., a wholesale distribution software developer, for cash consideration of $2.0 million. During fiscal 1998, the Company made two acquisitions of pharmaceutical distribution companies for aggregate consideration of $2.6 million, including cash payments and the issuance of notes payable.

    During the year, the Company made certain additional investments in companies in healthcare-related industries. These investments are accounted for using the cost mehtod.

NOTE 3.     INVENTORIES:

    In the fourth quarter of the fiscal year ended June 30, 2000, the Company changed its method of determining the cost of inventories to the first-in, first-out (FIFO) method from the last-in, first-out (LIFO) method. The
Company
believes FIFO is preferable in that it is more reflective of certain changes to how its business is currently managed and operated, and therefore, more fairly reflects the Company's results of operations and financial position.

    The effect of the accounting change on previously reported earnings is shown below:

                                                               FOR THE QUARTER ENDED (UNAUDITED)
                                               --------------------------------------------------------------
                                                 SEPTEMBER 30, 1999    DECEMBER 31, 1999     MARCH 31, 2000
                                               --------------------------------------------------------------
Increase in net income (in thousands)                  $28                  $77                  $120
Increase in earnings per share
     - Basic                                           $0.01                $0.02                $0.03
     - Diluted                                         $0.01                $0.02                $0.03

                                                            FOR THE YEAR ENDED
                                               -----------------------------------------
                                                    JUNE 30, 1999        JUNE 30, 1998
                                               -----------------------------------------
Increase in net income (in thousands)                  $270                 $615
Increase in earnings per share
     - Basic                                           $0.07                $0.19
     - Diluted                                         $0.06                $0.17

NOTE 4.     PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following (in thousands):

                                                    JUNE 30, 2000         JUNE 30, 1999
                                                    -------------         -------------
      Land                                              $   383              $   383
      Building and improvements                           3,870                3,758
      Fixtures and equipment                              9,137                7,139
      Leasehold improvements                              1,981                  828
      Vehicles                                              674                  737
                                                     ----------------------------------
                                                         16,045               12,845
      Less-Accumulated depreciation and
        amortization                                     (7,861)              (6,640)
                                                     ----------------------------------
                                                        $ 8,184              $ 6,205
                                                     ==================================

    The Company leases certain properties under capital leases. Capital lease asset balances consist of buildings of $0.9 million as of June 30, 2000.

NOTE 5.     INVESTMENT IN PBI:

    In November 1995, the Company purchased approximately 50% of the capital stock of Pharmaceutical Buyers, Inc. ("PBI"), a Colorado-based group purchasing organization. Pursuant to the transaction, the Company acquired approximately 50% of the voting and non-voting common stock of PBI for $3.75 million in cash. The Company's investment in PBI is accounted for under the equity method.

    The Company's equity in the net income of PBI totaled $634,000, $332,000, and $389,000, respectively, for 2000, 1999, and 1998, which is net of amortization of goodwill associated with its investment in PBI of $276,000 for each of these years. The PBI goodwill is being amortized using the straight-line method over a period of 25 years. During 2000, 1999, and 1998, the Company received cash dividends of $350,000 in each year from PBI, which were recorded as a reduction in the carrying amount of the investment.

    Summarized balance sheet information for PBI for its fiscal year ended December 31, 1999 and unaudited information for the periods ended June 30, 2000 and 1999 included (in millions):

                                                                             (UNAUDITED)
                                                                -------------------------------------
                                       DECEMBER 31, 1999        JUNE 30, 2000           JUNE 30, 1999
                                       -----------------        -------------           -------------
Current assets                             $ 2.7                   $ 2.7                   $ 3.0
Non-current assets                           0.6                     0.6                     0.5
Current liabilities                          1.7                     1.5                     1.9
Non-current liabilities                      4.3                     4.3                     5.1

    Summarized income statement information for PBI for its fiscal year ended December 31, 1999 and unaudited information for the six months ended June 30, 2000, 1999 and 1998 included (in millions):

                                                                  SIX MONTHS ENDED (UNAUDITED)
                                      12 MONTHS ENDED    -------------------------------------------------
                                    DECEMBER 31, 1999    JUNE 30, 2000      JUNE 30, 1999    JUNE 30, 1998
                                    -----------------    -------------      -------------    -------------
Net revenue                                $ 5.8             $ 2.9             $ 2.7            $ 2.8
Net income                                   1.5               0.8               0.6              0.6

    Certain other shareholders of PBI have the option to exchange their combined 20% ownership interests in PBI for shares of the Company's common stock under the terms of the original purchase agreement. Those options have been determined to be dilutive in 2000 and 1999 and are included in the reconciliation of the basic and the diluted earnings per share computation (See Note 14).

NOTE 6. OTHER ASSETS:

    Other assets include deferred debt issuance costs of $1.2 million and $.9 million, respectively, at June 30, 2000 and June 30, 1999 that are being amortized over the periods the related debt is outstanding. Accumulated amortization amounted to $0.7 million and $0.4 million at June 30, 2000 and June 30, 1999, respectively. Amortization of deferred debt issuance costs totaled $375,000 in 2000, $188,000 in 1999, and $59,000 in 1998, and is
included in interest expense in the consolidated statements of operations.

NOTE 7.     INTANGIBLE ASSETS:

    Intangible assets consisted of the following (in thousands):

                                                                         JUNE 30, 2000            JUNE 30, 1999
                                                                         -------------            -------------
      Excess of purchase price over fair value of net assets acquired        $50,461                 $49,927
      Less-Accumulated amortization                                           (7,945)                 (6,118)
                                                                           ------------------------------------
                                                                             $42,516                 $43,809
                                                                           ====================================

    The excess of purchase price over the fair value of net assets acquired is being amortized using the straight-line method over periods of 10 to 40 years. Amortization of intangible assets totaled $1.8 million in 2000, $0.6 million in 1999, and $0.4 million in 1998.

NOTE 8.     LONG-TERM DEBT:

    Long-term debt consists of the following (in thousands):

                                                               JUNE 30, 2000          JUNE 30, 1999
                                                               -------------          -------------
      Revolving line of credit with banks                        $97,990                 $39,453
      Other, including capital lease obligations                   1,962                   1,399
                                                               ------------------------------------
                                                                  99,952                 $40,852
      Less--Current maturities                                      (305)                   (403)
                                                               ------------------------------------
                                                                 $99,647                 $40,449
                                                               ====================================

    As of June 30, 2000, the revolving line of credit had a maximum borrowing capacity of $120 million, expiring in August 2001. Prior to December 1999, the revolving line of credit had maximum borrowing capacity of $95.0 million. Under the loan agreement, the total amount of loans and letters of credit outstanding at any time may not exceed the lesser of an amount based on percentages of eligible inventories (the borrowing base formula), or the maximum borrowing capacity. In December 1999, an additional seasonal line of credit was added to this facility increasing the maximum borrowing capacity to $120 million during a seasonal period. Such seasonal period starts on or after October 1 but not later than December 1 of each year and continues until six months after the commencement of such seasonal period, which was extended through September 30, 2000 for the current fiscal year. Generally, advances bear interest at the London Interbank Offered Rate (LIBOR) (6.68% at June 30, 2000) plus 1.75% or at the prime rate (8.43% at June 30, 2000) plus
 .25% per annum payable monthly. On May 4, 2000, the Company fixed $20 million of its revolving line of credit at a nominal rate of 7.30%. The Company was required to pay annual facility fees of $398,250 and $201,000, respectively, in 2000 and 1999. At June 30, 2000 and June 30, 1999, the borrowing base formula amounted to $135.0 million and $106.8 million, respectively. At June 30, 2000 and June 30, 1999, the unused portion of the line of credit amounted to $22.0 million and $55.5 million, respectively.
The agreement expires August 7, 2001, and, therefore, the related debt has been classified as long-term. The revolving line of credit is secured by eligible inventories.

    In the first quarter of fiscal 1999, the Company entered into a $45 million accounts receivable purchase facility under an asset securitization structure (the "Securitization") with its primary lender. In the second quarter of fiscal 1999, the Securitization was increased to $60 million and to $75 million in the fourth fiscal quarter of 2000. The Securitization has an initial term of three years, with annual renewal options, and bears interest at the LIBOR rate plus program and liquidity fees of 0.71% paid monthly. The Company was required to pay an original structuring fee of $225,000 plus an additional $75,000 for the increase in the facility, both of which are being amortized over the remaining term of the arrangement. Under the Securitization, accounts receivable are sold on a non-recourse basis to a bankruptcy-remote subsidiary of the Company as security for commercial paper issued by an affiliate of the lender. Based upon the structure of the arrangement, the subsidiary's assets and liabilities, consisting of accounts receivable and long-term debt, are not consolidated with those of the Company. Accordingly, the company's trade accounts receivable at June 30, 2000 and 1999 are net of $75.0 million and $35.0 million, respectively, which represent accounts receivable that were sold under the Securitization.

    The Company also has an interest rate collar agreement, whereby the LIBOR on $10 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%. The Company has an additional interest rate collar agreement on $40 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed 6.85% nor be less than 4.93%. At June 30, 2000, the approximate value of these instruments was $115,000. Both of these agreements expire in August 2001.

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

    In June 2000, the Company entered into a $965,000 equipment financing arrangement with a 5-year term ending July 2005. The arrangement provides for monthly payments bearing interest at LIBOR plus 1.95%. This arrangement is secured by the equipment purchased with the proceeds.

    At June 30, 2000, maturities of long-term debt, including capital lease obligations, were as follows (in thousands):


           FISCAL YEAR ENDING JUNE 30,
           ---------------------------
                      2001                         $   305
                      2002                          98,311
                      2003                             340
                      2004                             369
                      2005                             401
                      Thereafter                       226
                                                 ---------
                                                   $99,952
                                                 =========

    At June 30, 2000 and June 30, 1999, the fair value of long-term debt approximated its current carrying value.

NOTE 9.     COMMITMENTS AND CONTINGENCIES:

    The Company leases office and warehouse space and other equipment through noncancelable operating leases. Rental expense under operating leases was $1.9 million, $0.9 million, and $0.9 million in 2000, 1999, and 1998, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at June 30, 2000, are $8.7 million and payments during the succeeding five years are: 2001, $2.1 million; 2002, $2.0 million; 2003, $1.9 million; 2004, $1.3 million; 2005, $1.0 million; and thereafter $0.4 million.

    There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 10.    STOCK OPTIONS:

    In 1992, the Company adopted a Long-Term Incentive Plan that authorized the Compensation Committee of the Board of Directors (the Committee) to grant key employees and officers of the Company incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. Options to purchase up to 200,000 shares of common stock were authorized under the Long-Term Incentive Plan. The Committee determines the price (generally no less than fair market value on the date of grant) and terms at which awards may be granted, along with the duration of the restriction periods and performance targets. In 1999, the Company's shareholders approved an Amended and Restated Long-Term Incentive Plan (Long-Term Incentive Plan) that increased the number of shares available for grant to 850,000 shares. Stock options granted under the Long-Term Incentive Plan are not exercisable earlier than six months from the date of grant
(except in the case of death or disability of the employee holding the same), nor later than ten years from the date of grant.

    In February 1993, the Board of Directors of the Company adopted the D&K Wholesale Drug, Inc. 1993 Stock Option Plan (the 1993 Plan) to grant key employees of the Company non-qualified stock options to purchase up to 350,000 shares of the Company's common stock. The 1993 Plan is administered by the Company's Board of

Directors, which determines the price and terms at which awards may be granted. Stock options granted under the 1993 Plan are immediately exercisable from the date of grant and expire not later than ten years from the date of grant. The exercise price of all options granted pursuant to the 1993 Plan was equal to the fair market value of stock on the respective dates of grant.

    Changes in options outstanding under the Company's Long-Term Incentive Plan and the 1993 Plan are as follows:

                                                                                      Weighted Average
                                                             Number of Shares          Exercise Price
                                                             ----------------         ----------------
      OUTSTANDING AT JUNE 30, 1997                               295,199                  $ 4.36
       Granted 1998                                              175,999                   11.30
       Exercised 1998                                            (29,200)                   4.26
                                                            ------------------------------------------
      OUTSTANDING AT JUNE 30, 1998                               441,998                    7.13
         Granted 1999                                            169,200                   19.64
         Exercised 1999                                         (112,000)                   7.33
         Canceled 1999                                            (3,000)                  11.25
                                                            ------------------------------------------
      OUTSTANDING AT JUNE 30, 1999                               496,198                   11.32
         Granted 2000                                            165,000                   20.23
         Exercised 2000                                          (80,200)                   4.72
         Canceled 2000                                          (321,800)                  20.40
                                                            ------------------------------------------
      OUTSTANDING AT JUNE 30, 2000                               259,198                  $ 7.77

    Stock options exercisable at June 30, 2000, June 30, 1999, and June 30, 1998 were 249,198, 451,198, and 409,998, respectively, with a weighted average exercise price of $7.42, $10.12, and $6.43, respectively. At June 30, 2000, the exercisable options had exercise prices ranging from $3.38 to $24.38. The weighted average remaining contractual terms for all outstanding options was
5.44 years at June 30, 2000.

    In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in the consolidated financial statements for the stock option plans. If the Company had elected to recognize compensation expense based upon the fair value of the options granted at the grant date as prescribed by SFAS 123, pro forma net income and earnings per share would have been as follows (in thousands, except per share data):

                                                       2000              1999              1998
                                                       ----              ----              ----
      Net income - as reported                        $8,199            $6,625            $3,942
      Net income  - pro forma                         $7,027            $5,046            $3,007
      Earnings per share:
         Basic - as reported                           $1.93             $1.72             $1.18
         Basic - pro forma                             $1.66             $1.31             $0.90
         Diluted - as reported                         $1.84             $1.58             $1.07
         Diluted - pro forma                           $1.58             $1.20             $0.82

    The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                       2000              1999              1998
                                                       ----              ----              ----
      Risk free interest rates                        6.30%             4.89%             5.50%
      Expected life of options                        5.0 years         5.0 years         5.0 years
      Volatility of stock price                       130%              116%              138%
      Expected dividend yield                         0%                0%                0%
      Fair value of options granted                   $18.61            $16.25            $10.13

NOTE 11.    WARRANTS:

    In June 1994, the Company entered into a letter agreement with an independent research firm to produce reports with respect to the Company's publicly traded equity securities. In 1998, the research firm exercised the warrants, resulting in the issuance of 70,000 shares of common stock of the Company, recorded as additional equity of $288,750.

NOTE 12.    INCOME TAXES:

    The components of the income tax provision were as follows (in thousands):

                                                        2000             1999              1998
                                                        ----             ----              ----
      Current tax provision                            $4,893           $3,354            $  933
      Deferred tax provision                              307              658             1,618
                                                    -----------------------------------------------
      Income tax provision                             $5,200           $4,012            $2,551
                                                    ===============================================

    The actual income tax provision differs from the expected income tax provision, computed by applying the U.S. statutory Federal tax rates of 34.1%, 34%, and 34% in 2000, 1999 and 1998, respectively, to income before income tax provision, as follows (in thousands):

                                                        2000             1999              1998
                                                        ----             ----              ----
      Current expected income tax provision            $4,570           $3,617            $2,208
      Amortization of intangible assets not
        deductible for income tax purposes                203              202               222
      Equity in net income of PBI not taxable
        for income tax purposes                          (248)            (166)             (181)
      State income taxes, net of Federal benefit          569              439               293
      Other, net                                          106              (80)                9
                                                    ------------------------------------------------
                                                       $5,200           $4,012            $2,551
                                                    ================================================

    At June 30, 2000 and June 30, 1999, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                       2000              1999
                                                                       ----              ----
      Deferred tax assets:
         Allowance for doubtful accounts                               $   564           $   457
         Accrued liabilities                                               771               577
         Capital lease obligations                                         112               104
         Inventories                                                     1,001               948
         Net operating loss carryforwards                                  102             2,275
         Alternative minimum tax and contribution carryforwards             --                32
         Other                                                             171               136
                                                                    ------------------------------
            Total deferred tax assets                                  $ 2,721           $ 4,529
                                                                    ------------------------------
      Deferred tax liabilities:
         Property and equipment                                       ($   467)          ($  454)
         Inventories                                                    (5,657)           (7,479)
         Intangibles                                                      (407)             (407)
         Accounts receivable                                              (154)             (233)
         Other                                                            (464)             (114)
                                                                    ------------------------------
            Total deferred tax liabilities                            ($ 7,149)          ($8,687)
                                                                    ------------------------------
         Net deferred tax liabilities                                 ($ 4,428)          ($4,158)
                                                                    ==============================

    In connection with the change in accounting for inventory from the LIFO method to the FIFO method (See Note 3), net deferred tax liabilities of $5.7 million represent the tax impact of this change. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code and if not utilized by the Company, the net operating loss carryforwards will expire beginning in 2007.

NOTE 13.    EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution 401(k) plan covering substantially all of its employees. Plan participants may contribute up to 20% of their annual compensation, subject to certain limitations. The Company contribution is discretionary and was equivalent to 25% of employees' contributions up to a maximum contribution based on 6% of eligible compensation through December
31, 1999. On January 1, 2000 the discretionary match was raised to 50% of employees' contributions up to a maximum contribution based on 6% of eligible compensation. Expenses related to the plan were $176,000 in 2000, $66,000 in 1999, and $45,000 in 1998. Jewett has a defined contribution 401(k)/profit sharing plan covering substantially all of its employees. Jewett made a
discretionary contribution of $100,000 to this plan in 2000.   Jewett also
participates in the Central States Pension, a multiemployer pension plan, on behalf of its union employees in accordance with the union agreement. The expenses relating to this plan during 2000 were approximately $17,000.

    The Company also has an executive retirement benefit plan, implemented in 1998, that provides supplemental pre-retirement life insurance plus supplemental retirement income to key executives. The life insurance benefit is calculated at 3 times the participant's annual salary. The retirement income benefit is provided through discretionary contributions to each participant's account, which vest 20% annually and are fully vested upon attaining age 65. Upon retirement, the accumulated account balance is paid to the participant over 15 years in quarterly benefit payments. The Company's expense related to the plan was $213,000 in 2000, $245,000 in 1999, and $176,000 in 1998.

NOTE 14.    EARNINGS PER SHARE:

    The Company adopted SFAS 128 in 1998. All earnings and share amounts have been restated in accordance with SFAS 128.

    The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations are as follows (in thousands, except for shares and per share amounts):

                                                                                      2000
                                                               --------------------------------------------------
                                                                  INCOME             SHARES             PER-SHARE
                                                               (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                               -----------        -------------          ------
      BASIC EARNINGS PER SHARE:
         Net income available to common shareholders              $8,199            4,240,951             $1.93
                                                               ---------------------------------
      EFFECT OF DILUTED SECURITIES:
         Options and warrants                                                         108,925
         Convertible PBI stock                                       152              200,000
                                                               ---------------------------------
      DILUTED EARNINGS PER SHARE:
         Net income available to common shareholders
           plus assumed conversions                               $8,351            4,549,876             $1.84
                                                               ---------------------------------

                                                                                      1999
                                                               --------------------------------------------------
                                                                  INCOME             SHARES             PER-SHARE
                                                               (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                               -----------        -------------          ------
      BASIC EARNINGS PER SHARE:
         Net income available to common shareholders              $6,625            3,846,837             $1.72

      EFFECT OF DILUTED SECURITIES:
         Options and warrants                                                         173,039
         Convertible PBI stock                                        41              200,000
                                                               ---------------------------------
      DILUTED EARNINGS PER SHARE:
         Net income available to common shareholders
           plus assumed conversions                               $6,666            4,219,876             $1.58
                                                               ---------------------------------

                                                                                      1998
                                                               --------------------------------------------------
                                                                  INCOME             SHARES             PER-SHARE
                                                               (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                               -----------        -------------          ------
      BASIC EARNINGS PER SHARE:
         Net income available to common shareholders              $3,942            3,345,261             $1.18

      EFFECT OF DILUTED SECURITIES:
         Options and warrants                                                         138,940
         Convertible subordinated notes                               70              282,151
                                                               ---------------------------------
      DILUTED EARNINGS PER SHARE:
         Net income available to common shareholders
           plus assumed conversions                               $4,012            3,766,352             $1.07
                                                               ---------------------------------

NOTE 15.      EFFECT OF NEW ACCOUNTING STANDARDS:

    In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Accordingly, the Company adopted the provisions of this statement on July 1, 2000, resulting in an increase in stockholders' equity of approximately $69,000.

NOTE 16.    BUSINESS SEGMENTS:

    During the fourth quarter of fiscal 1999, the Company adopted SFAS No.
131. This statement establishes standards for the way public companies report information about operating segments that is consistent with that made available to management of the Company in allocating resources and assessing performance.

    After application of the aggregation criteria, the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. This segment is described in Note 1. The Company's equity investment in PBI (see Note 5) is a second segment. Two wholly owned software subsidiaries; Viking Computer Services, Inc. and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two segments are combined as Other in the table that follows.

    Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. The Company operates principally in the United States. Intersegment sales have been recorded at amounts approximating market. Interest and corporate expenses are allocated to wholly owned subsidiaries only. Assets have been identified with the segment to which they relate.


(in thousands)                                                                For the Years Ended
                                                            ----------------------------------------------------
                                                            JUNE 30, 2000        JUNE 30, 1999     JUNE 30, 1998
                                                            -------------        -------------     -------------
Sales to unaffiliated customers --
   Wholesale drug distribution                                $1,455,421          $813,287          $611,498
   Other                                                           2,626             2,032               929
                                                           -----------------------------------------------------
      Total                                                   $1,458,047          $815,319          $612,427

Intersegment sales --
   Wholesale drug distribution                                $       --          $     --          $     --
   Other                                                             329                75                --
   Intersegment eliminations                                        (329)              (75)               --
                                                           -----------------------------------------------------
      Total                                                   $       --          $     --          $     --

Net sales --
   Wholesale drug distribution                                $1,455,421          $813,287          $611,498
   Other                                                           2,955             2,107               929
   Intersegment eliminations                                        (329)              (75)               --
                                                           -----------------------------------------------------
      Total                                                   $1,458,047          $815,319          $612,427

Gross profit --
   Wholesale drug distribution                                $   53,923          $ 39,549          $ 29,882
   Other                                                           2,499             1,987               772
                                                           -----------------------------------------------------
      Total                                                   $   56,422          $ 41,536          $ 30,654

Depreciation and amortization --
   Wholesale drug distribution                                $    3,160          $  1,457          $  1,429
   Other                                                             234               466               315
   Less:  PBI amortization <F1>                                     (276)             (276)             (276)
                                                           -----------------------------------------------------
      Total                                                   $    3,118          $  1,647          $  1,468

Interest expense -
   Wholesale drug distribution                                $   10,517          $  5,260          $  4,075
   Other                                                             126                 6                 5
                                                           -----------------------------------------------------
      Total                                                   $   10,643          $  5,266          $  4,080

Earnings before income tax provision -
   Wholesale drug distribution                                $   12,692          $ 10,073          $  6,792
   Other                                                             707               564              (299)
                                                           -----------------------------------------------------
      Total                                                   $   13,399          $ 10,637          $  6,493

Purchases of property and equipment -
   Wholesale drug distribution                                $    1,913          $    292          $    337
   Other                                                             111                10                 9
   Other unallocated Corporate amounts <F2>                        1,246               577               517
                                                           -----------------------------------------------------
      Total                                                   $    3,270          $    879          $    863

Identifiable assets -
   Wholesale drug distribution                                $  422,508          $239,639          $172,090
   Other                                                          10,141             6,740             4,232
   Other unallocated Corporate amounts <F2>                        3,391             3,737             4,887
   Elimination of receivables from Corporate                    (141,621)          (13,126)           (2,838)
                                                           -----------------------------------------------------
      Total                                                   $  294,419          $236,990          $178,371

<F1> Amortization of PBI goodwill is netted against Equity in net income of PBI in the accompanying Consolidated Statements of Operations.

<F2> Amounts represent assets at Corporate Headquarters consisting primarily of deferred tax assets, property and equipment and deferred debt costs.

NOTE 17.    QUARTERLY RESULTS (UNAUDITED)

    Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. Summarized quarterly results, restated for the change in accounting for inventory valuation (see Note 3), for the last two years were as follows:


(in thousands, except per share data)                                2000 QUARTER                            2000
                                              ------------------------------------------------------     ----------
                                               FIRST           SECOND          THIRD         FOURTH          YEAR
Net Sales                                     $323,565       $336,898        $427,236       $370,348     $1,458,047
Gross profit                                    11,865         13,126          15,459         15,972         56,422
Income before income tax provision               2,621          2,875           4,225          3,678         13,399
Net income                                       1,612          1,768           2,598          2,221          8,199

Basic earnings per share                         $0.37          $0.42           $0.63          $0.53          $1.93
Diluted earnings per share                        0.35           0.39            0.59           0.51           1.84


(in thousands, except per share data)                                1999 QUARTER                            1999
                                              ------------------------------------------------------     ----------
                                               FIRST           SECOND          THIRD         FOURTH          YEAR
Net Sales                                     $179,374       $198,345        $213,984       $223,616       $815,319
Gross profit                                     8,581         10,051          13,135          9,769         41,536
Income before income tax provision               2,059          2,478           4,330          1,770         10,637
Net income                                       1,238          1,533           2,650          1,204          6,625

Basic earnings per share                         $0.33          $0.40           $0.69          $0.30          $1.72
Diluted earnings per share                        0.31           0.37            0.63           0.27           1.58

Item 9.  Changes in and Disagreements with Accountants on Accounting
------   -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

    None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

    The information set forth under the captions "Election of Directors" in the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by this reference. The Company will file the 2000 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

Item 11. Executive Compensation
-------  ----------------------

    The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's 2000 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

    The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's 2000 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

    The information set forth under the caption "Certain Transactions" in the registrant's 2000 Proxy Statement is incorporated herein by this reference.

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
-------  -----------------------------------------------------------------

    (a)(1)     Financial statements:  See Item 8 above.

       (2) The following financial statement schedule and auditors' report thereon are included in Part IV of this report:

                                                         Page
                                                         ----
Schedule II - Valuation and Qualifying Accounts           34

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

Date:  September 21, 2000

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


Signature                           Title                                                               Date
---------                           -----                                                               ----
/s/ J. Hord Armstrong, III          Chairman, Chief Executive Officer,                          September 21, 2000
-----------------------------       Treasurer and Director
J. Hord Armstrong, III

/s/ Martin D. Wilson                President, Chief Operating Officer                          September 21, 2000
-----------------------------       and Director
Martin D. Wilson

/s/ Thomas S. Hilton                Senior Vice President, Chief Financial                      September 21, 2000
-----------------------------       Officer (Principal financial and accounting officer)
Thomas S. Hilton

/s/ Richard F. Ford                 Director                                                    September 21, 2000
-----------------------------
Richard F. Ford

/s/ Bryan H. Lawrence               Director                                                    September 21, 2000
-----------------------------
Bryan H. Lawrence

/s/ Robert E. Korenblat             Director                                                    September 21, 2000
-----------------------------
Robert E. Korenblat

/s/ Thomas F. Patton                Director                                                    September 21, 2000
-----------------------------
Thomas F. Patton

/s/ James M. Usdan                  Director                                                    September 21, 2000
-----------------------------
James M. Usdan

/s/ Louis B. Susman                 Director                                                    September 21, 2000
-----------------------------
Louis B. Susman

/s/ Harvey C. Jewett, IV            Director                                                    September 21, 2000
-----------------------------
Harvey C. Jewett, IV

                                   D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR
                                       FISCAL 1998, FISCAL 1999, AND FISCAL 2000

                                                                    Additions
                                                            --------------------------
                                            Balance at      Charged to                                   Balance at
                                             Beginning      Costs and                                      End of
                                             of Period       Expenses     Acquisitions   Deductions        Period
                                             ---------       --------     ------------   ----------        ------
Valuation Allowances for
Doubtful Receivables:

Fiscal Year 1998                            $  697,000       $ 15,000        $28,000      $(40,000)     $  700,000
                                            ==========       ========        =======      =========     ==========

Fiscal Year 1999                            $  700,000       $365,000        $82,000      $ (5,000)     $1,142,000
                                            ==========       ========        =======      =========     ==========

Fiscal Year 2000                            $1,142,000       $269,000        $     0      $     (0)     $1,411,000
                                            ==========       ========        =======      =========     ==========

                                EXHIBIT INDEX
                                -------------


Exhibit No.                       Description
-----------                       -----------
2.1<F*>     Stock Purchase and Redemption Agreement, dated as of November 30,
            1995, by and among Pharmaceutical Buyers, Inc., J. David McCay,
            The J. David McCay Living Trust, Robert E. Korenblat and the
            registrant filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended March 28, 1997.

2.2<F*> Stock Purchase Agreement dated June 1, 1999 by and between the registrant and Harvey C. Jewett, IV, filed as an exhibit to Form
            8-K dated June 14, 1999.

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

10.1<F*>    D & K Healthcare Resources, Inc., Amended and Restated 1992 Long
            Term Incentive Plan, filed as Annex A to the registrant's 1999
            Proxy Statement.

10.2<F*> D & K Wholesale Drug, Inc. 401(k) Profit Sharing Plan and Trust, dated January 1, 1995, filed as an exhibit to the registrant's
            Annual Report on Form 10-K for the year ended March 29, 1996.

10.2a<F**>  Amendment Number 1 to D & K Wholesale Drug, Inc. 401(k) Profit
            Sharing Plan and Trust, dated December 20, 1996.

10.2b<F**>  Amendment Number 2 to D & K Wholesale Drug, Inc. 401(k) Profit
            Sharing Plan and Trust, dated September 17, 1997

10.2c<F**>  Resolution to D & K Wholesale Drug, Inc. 401(k) Profit Sharing
            Plan and Trust, dated March 27, 2000.

10.3<F*>    Amended and Restated Lease Agreement, dated as of January 16,
            1996, by and between Morhaert Development, L.L.C. and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996.



                                EXHIBIT INDEX
                                -------------

Exhibit No.                         Description
-----------                         -----------
10.4<F*>    Purchase and Sale Agreement dated as of August 7, 1998 between registrant, certain of its subsidiaries and D&K Receivables
            Corporation, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

10.5<F*> Fourth Amended and Restated Loan and Security Agreement dated as of August 7, 1998 among registrant, Jaron Inc., and Fleet Capital
            Corporation, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

10.5a<F*>   First Amendment to Fourth Amended and Restated Loan and Security
            Agreement, dated as of November 25, 1998, by and among Fleet
            Capital Corporation, the registrant and Jaron, Inc. filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.5b<F*>   Second Amendment to Fourth Amended and Restated Loan and Security
            Agreement, dated as of June 1, 1999, by and among Fleet Capital
            Corporation, the registrant, Jaron, Inc., and Jewett Drug Co.
            filed as an exhibit on Form 8-K dated June 14, 1999.

10.5c<F*>   Third Amendment to Fourth Amended and Restated Loan and Security
            Agreement, dated as of June 30, 1999, by and among Fleet Capital
            Corporation, the registrant, Jaron, Inc., and Jewett
            Drug Co, filed as an exhibit to the registrant's Annual Report on
            Form 10-K for the year ended June 30, 1999.

10.5d<F*>   Fourth Amendment to the Fourth Amended and Restated Loan and
            Security Agreement, dated December 17, 1999 between registrant and
            Fleet Capital Corporation, filed as an exhibit to the registrant's
            Quarterly Report on Form 10-Q for the quarter ended December 31,
            1999.

10.5e<F*>   Fifth Amendment to the Fourth Amended and Restated Loan and
            Security Agreement, dated February 29, 2000 between registrant and
            Fleet Capital Corporation, filed as an exhibit to the registrant's
            Quarterly Report on Form 10-Q for the quarter ended March 31,
            2000.

10.5f<F**>  Seventh Amendment to the Fourth Amended and Restated Loan and
            Security Agreement, dated May 31, 2000 between registrant and
            Fleet Capital Corporation.

10.5g<F**>  Eighth Amendment to the Fourth Amended and Restated Loan and
            Security Agreement, dated June 30, 2000 between registrant and
            Fleet Capital Corporation.

10.5h<F**>  Ninth Amendment to the Fourth Amended and Restated Loan and
            Security Agreement, dated August 31, 2000 between registrant and
            Fleet Capital Corporation.

10.6<F*>    Receivables Purchase Agreement dated as of August 7, 1998 among
            D&K Receivables Corporation, registrant, Blue Keel Funding, LLC and Fleet National Bank, filed as an exhibit to the registrant's
            Annual Report on Form 10-K for the year ended June 30, 1998.

10.6a<F**>  First Amendment to Receivable Purchase Agreement, dated December
            17, 1998 between registrant, Blue Keel Funding, LLC and Fleet
            National Bank.



                                EXHIBIT INDEX
                                -------------

Exhibit No.                       Description
-----------                       -----------
10.6b<F**>  Second Amendment to Receivable Purchase Agreement, dated June 1,
            1999 between registrant, Blue Keel Funding, LLC and Fleet National
            Bank.

10.6c<F*>   Third Amendment to Receivable Purchase Agreement, dated March 31,
            2000 between registrant, Blue Keel Funding, LLC and Fleet National
            Bank, filed as an exhibit to the registrant's Quarterly Report on
            Form 10-Q for the quarter ended March 31, 2000.

10.7<F***>  Prime Vendor Agreement dated as of August 25, 1999, between
            Tennessee Pharmacy Purchasing Alliance and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.8<F*>    Lease Agreement, dated as of May 18, 1999, by and between BSRT
            Lexington Trust and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June
            30, 1999.

10.9<F*> Lease Agreement, dated as of January 1, 1997, by and between Jewett Family Investments, LLC and Jewett Drug Co, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.10<F*>   First Amendment to Lease, dated as of June 1, 1999, by and between
            Jewett Family Investments, LLC and Jewett Drug Co, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.11<F*>   Lease Agreement dated as of July 1, 1997 by and between Jewett
            Family Investments, LLC and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended
            June 30, 1999.

10.12<F*>   First Amendment to Lease, dated as of June 1, 1999, by and between
            Jewett Family Investments, LLC and Jewett Drug Co, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.13<F**>  Employment agreement for J. Hord Armstrong, III dated September
            15, 2000.

10.14<F**>  Employment agreement for Martin D. Wilson dated August 28, 2000.

10.15<F**>  Employment agreement for Thomas S. Hilton dated August 31, 2000.

10.16<F*>   Employment Agreement for Vice President, General Counsel and
            Secretary dated March 17, 1999, filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1999.

10.17<F**>  D&K Healthcare Resources, Inc. Executive Retirement Benefit Plan,
            dated January 1, 1998.

13<F**>     Registrant's 2000 Annual Report to Stockholders.

18<F**>     Preferability letter by Arthur Andersen LLP

21<F**>     Subsidiaries of the registrant.

23<F**>     Consent of Arthur Andersen LLP.

27<F**>     Financial data schedule.

<F*>    Incorporated by reference.
<F**>   Filed herewith.
<F***>  Incorporated by reference. Confidential portion omitted and filed separately with the Commission.