Form 10-Q
period 2000-09-30
D & K HEALTHCARE RESOURCES INC
filed 2000-11-09
CIK 888914

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------
                                      OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    ------------

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

                             X       YES                   NO
                       ------------           -----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value                    4,219,631
       ----------------------------                ------------------
                 (class)                           (October 31, 2000)

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                    Index
                                                                         Page No.
                                                                         --------
Part I.   Financial Information
           ---------------------

     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of
              September 30, 2000 and June 30, 2000                             3

              Condensed Consolidated Statements of Operations for
              the Three Months Ended September 30, 2000
              and September 30, 1999                                           4

              Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended September 30, 2000 and
              September 30, 1999                                               5

              Notes to Condensed Consolidated Financial Statements         6 - 9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10 - 12

Part II.  Other Information
          -----------------

     Item 6.  Exhibits and Reports on Form 8-K                                13

Part I.   Financial Information
-------------------------------
Item 1.   Financial Statements.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                                      SEPTEMBER 30,        JUNE 30,
                     ASSETS                                2000              2000
                     ------                           -------------      ------------
                                                      (Unaudited)
Cash                                                      $6,845             $3,661
Receivables                                               51,383             29,923
Inventories                                              176,851            202,467
Other current assets                                       1,639              1,443
                                                      ------------       ------------
    Total current assets                                 236,718            237,494
                                                      ------------       ------------

Net property and equipment                                 8,584              8,184
Investment in affiliates                                   5,530              5,199
Other assets                                                 904              1,026
Intangible assets                                         42,056             42,516
                                                      ------------       ------------
       Total assets                                     $293,792           $294,419
                                                      ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current maturities of long-term debt                        $299               $305
Accounts payable                                         151,142            134,834
Accrued expenses                                           8,601              8,799
                                                      ------------       ------------
    Total current liabilities                            160,042            143,938
                                                      ------------       ------------

Long-term liabilities                                        705                700
Revolving line of credit                                  79,635             97,990
Long-term debt, excluding current maturities               1,642              1,657
Deferred income taxes                                      4,869              4,869
                                                      ------------       ------------
       Total liabilities                                 246,893            249,154
                                                      ------------       ------------

Stockholders' equity:
Common stock                                                  45                 45
Paid-in capital                                           30,426             30,334
Retained earnings                                         21,975             20,433
Less treasury stock                                       (5,547)            (5,547)
                                                      ------------       ------------
    Total stockholders' equity                            46,899             45,265
                                                      ------------       ------------

        Total liabilities and stockholders' equity      $293,792           $294,419
                                                      ============       ============

          See notes to condensed consolidated financial statements.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
               (In thousands, except share and per share data)
                                                             THREE MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                           2000              1999
                                                      -------------      ------------
Net sales                                               $350,902           $323,565
Cost of sales                                            336,301            311,700
                                                      ------------       ------------
      Gross profit                                        14,601             11,865

Operating expenses                                         9,219              7,678
                                                      ------------       ------------
      Income from operations                               5,382              4,187

Other income (expense):
   Interest expense, net                                  (3,063)            (1,816)
   Other, net                                                209                250
                                                      ------------       ------------
                                                          (2,854)            (1,566)
                                                      ------------       ------------
      Income before income tax  provision                  2,528              2,621
Income tax provision                                         986              1,009
                                                      ------------       ------------
      Net income                                          $1,542             $1,612
                                                      ============       ============
Earnings per common share:

Basic earnings per share                                   $0.37              $0.37
Diluted earnings per share                                 $0.36              $0.35

Basic common shares outstanding                        4,199,907          4,377,227
Diluted common shares outstanding                      4,469,838          4,731,649


          See notes to condensed consolidated financial statements.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)
                                                             THREE MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                           2000              2000
                                                      -------------      ------------
Cash flows from operating activities:
Net income                                                $1,542             $1,612

Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                          253                165
Depreciation and amortization                                830                745
Equity in net income of PBI                                 (230)              (235)

Changes in operating assets and liabilities, net of acquisitions:

Increase in receivable, net                              (21,460)            (1,286)
Decrease (increase) in inventories                        25,616             (7,178)
Decrease (increase) in other current assets                   89               (207)
Increase (decrease)  in accounts payable                  16,308            (19,438)
(Decrease) increase in accrued expenses                     (198)             1,753
Other, net                                                     2               (121)
                                                      ------------       ------------
   Cash flows from operating activities                   22,752            (24,190)

Cash flows from investing activities:

Cash invested in affiliate                                  (100)              (500)
Purchases of property and equipment                         (770)              (380)
                                                      ------------       ------------
   Cash flows from investing activities                     (870)              (880)

Cash flows from financing activities:

Borrowings under revolving line of credit                107,640            117,777
Repayments under revolving line of credit               (125,996)           (88,067)
Principal payments on long-term debt                         (36)              (197)
Proceeds from exercise of stock options                       92                269
Purchase of treasury stock                                    --             (1,110)
Debt issuance costs                                         (398)              (419)
                                                      ------------       ------------
   Cash flows from financing activities                  (18,698)            28,253

Increase in cash                                           3,184              3,183
Cash, beginning of period                                  3,661                708
                                                      ------------       ------------
Cash, end of period                                       $6,845             $3,891
                                                      ============       ============

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
      Interest                                            $3,407             $1,487
      Income taxes                                          (535)              (109)


           See notes to condensed consolidated financial statements.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Florida, Kentucky, Minnesota, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in more than 24 states primarily in the Midwest and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also develops and markets sophisticated pharmacy systems software through two wholly owned subsidiaries, Tykon, Inc., and Viking Computer Services. In addition, the Company owns a 50% equity interest in Pharmaceutical Buyers, Inc. (PBI), a leading alternate site group purchasing organization.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         In the fourth quarter of the fiscal year ended June 30, 2000, the Company changed its method of determining the cost of inventories to the first-in, first-out method from the last-in, first-out method. Accordingly, previously reported figures have been restated to reflect the effect of the accounting change. Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2000 Annual Report to Stockholders.


Note 2. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires the computation of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); and (2) common shares issuable upon conversion of certain convertible PBI stock. The diluted computation for the quarter ended September 30, 2000 adds to income the earnings that would be included in the

         Company's consolidated net income for the periods as if the convertible PBI stock had been converted to the Company's common stock at the beginning of the period.

         The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:

                                   Quarter Ended September 30, 2000           Quarter Ended September 30, 1999
                               ----------------------------------------   ----------------------------------------
                                                                  Per-                                       Per-
                                 Income        Shares            Share      Income        Shares            Share
                               (Numerator)  (Denominator) <F1>   Amount   (Numerator)  (Denominator) <F1>   Amount
                               -----------  -------------        ------   -----------  -------------        ------
BASIC EARNINGS PER SHARE:
Net income available to
   Common stockholders          $1,542,389    4,199,907          $0.37     $1,612,157    4,377,227          $0.37

EFFECT OF DILUTED SECURITIES:
Options and warrants                             69,931                                    154,422
Convertible PBI stock               63,382      200,000                        66,080      200,000
                               ------------  -----------                  ------------  -----------

DILUTED EPS:
Net Income available to
   Common stockholder plus
   assumed conversions          $1,605,771    4,469,838          $0.36     $1,678,237    4,731,649          $0.35
                               ------------  -----------                  ------------  -----------

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

         At September 30, 2000, the maximum allowable amount of receivables eligible to be sold is $75 million. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $75 million of accounts receivable were sold as of September 30, 2000. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the three-month period ended September 30, 2000. Accordingly, the Company's trade accounts receivable and long-term debt at September 30, 2000 are net of $75 million, which represent accounts receivable that were sold under the Securitization. The Securitization bears interest based on 30-day commercial paper rates plus program and liquidity fees of 0.71%.

         In addition, the Company has a revolving line of credit that, as of June 30, 2000, provided a maximum borrowing capacity of $120 million based upon eligible inventories. The advances bear interest at the daily LIBOR plus 1.75%. The Company also has the option to pay interest on the obligation at prime plus .25% per annum. Effective September 30, 2000, the Company executed a one-year extension, to August 2002, of its revolving credit facility and increased availability under the facility to $130 million year round. The facility had been capped at $95 million with a $25 million seasonal overline. On May 4, 2000, the Company fixed $20 million of the revolving line of credit at a nominal rate of 7.30%, expiring in August 2001. In October 2000, this arrangement was renegotiated to a rate of 6.99% with a termination date of August 2002.

         The Company also has an interest rate collar agreement, whereby the LIBOR on $10 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%. In addition, the Company has an additional interest rate collar agreement on $40 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed 6.85% nor be less than 4.93%. At September 30, 2000, the LIBOR was 6.62%. Both of these agreements expire in
         August 2001.   In October 2000, a $50 million interest rate cap
         agreement was executed with the LIBOR rate capped at 7.25%. This agreement is for the period August 2001 through August 2002.


Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $230,000 and $235,000 for the three-month periods ended September 30, 2000 and September 30, 1999, respectively ($297,000 and $304,000, respectively, before goodwill amortization).

         Certain other shareholders of PBI have the option to exchange their combined 20% ownership interests in PBI for a fixed number of shares of the Company's common stock under the terms of the original purchase agreement. Those options, which have been determined to be dilutive at September 30, 2000, are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.


Note 5. Pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. This segment is described in Note 1. The Company's equity investment in PBI (see Note 4) is a second segment. Two wholly owned software subsidiaries, VC Services, Inc. (dba Viking Computer Services, Inc.) and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two segments are combined as Other in the table below.

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

            (in thousands)                     FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                  2000            1999
                                              -------------   -------------
         Sales to unaffiliated customers -
            Wholesale drug distribution         $350,266        $322,955
            Other                                    636             610
                                               ----------      ----------
               Total                            $350,902        $323,565

         Intersegment sales -
            Wholesale drug distribution         $     --        $     --
            Other                                    187              68
            Intersegment eliminations               (187)            (68)
                                               ----------      ----------
               Total                            $     --        $     --

         Net sales -
            Wholesale drug distribution         $350,266        $322,955
            Other                                    823             678
            Intersegment eliminations               (187)            (68)
                                               ----------      ----------
               Total                            $350,902        $323,565

         Gross profit -
         Wholesale drug distribution            $ 14,105        $ 11,329
            Other                                    496             536
                                               ----------      ----------
               Total                            $ 14,601        $ 11,865

         Pre-tax income (loss) -
            Wholesale drug distribution         $  2,275        $  2,272
            Other                                    253             349
                                               ----------      ----------
               Total                            $  2,528        $  2,621

         There has been no material change in total assets from the amount disclosed in the last annual report. There are no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.


Note 6. As of July 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 2000 by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The impact on the financial statements of this adoption was not material.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 2000 and June 30, 2000, and in the condensed consolidated statements of operations for the three-month period ended September 30, 2000 and September 30, 1999, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 2000 Annual Report to Stockholders. In the fourth quarter of the fiscal year ended June 30, 2000, the Company changed its method of determining the cost of inventories to the first-in, first-out method from the last-in, first-out method. Accordingly, previously reported figures have been restated to reflect the effect of the accounting change.

         Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in or suggested by such forward looking statements. These risks and uncertainties include the Company's ability to compete in a competitive industry, with many competitors having substantially greater resources than the Company and the Company's customers generally having the right to terminate their contracts with the Company or reduce purchasing levels on relatively short notice without penalty, changes in interest rates, the Company's ability to maintain or improve its operating margin with the industry's competitive pricing pressures, the changing business and regulatory environment, including possible changes in reimbursement for healthcare products and in manufacturers' pricing or distribution policies, the continued availability of investment buying opportunities, the loss of one or more key suppliers for which alternative sources may not be available, and the ability to integrate recently acquired businesses. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect the Company's views as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


         Results of Operations:
        -----------------------

         Net Sales  Net sales increased $27.3 million, or 8.4%, for the
         ---------
         quarter ended September 30, 2000, compared to the corresponding period of the prior year. Sales growth was primarily in the chain and independent pharmacy groups. Chain sales increased $88.9 million over the first quarter of fiscal 2000 due to infrastructure investments and a focused effort on this trade class. Sales to independents increased $19.2 million while mail order sales decreased $84.2 million as a result of the loss of two mail order customers during the fourth quarter of fiscal 2000.

         In addition, the quarter ended September 30, 2000 contained $22.1 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $9.7 million for the quarter ended September 30, 1999.

         Gross Profit  Gross profit increased 23.1% to $14.6 million for the
         ------------
         quarter ended September 30, 2000, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 3.67% to 4.16% for the quarter ended September 30, 2000, compared to the corresponding period of the prior year. The increase in gross margin percentage was due to sales mix as a result of the discontinuance of lower gross profit business from the mail order customers mentioned above.

         Operating Expenses   Operating expenses increased $1.5 million, or
         ------------------
         20.1%, to $9.2 million for the quarter ended September 30, 2000, compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for the quarter increased to 2.63% from 2.37% when compared to the fiscal quarter of fiscal 2000. The increase in operating expenses and the ratio of operating expenses to net sales for the quarter ended September 30, 2000 resulted primarily from a shift in sales mix to accounts requiring a higher level of service and related expense.

         Interest Expense, Net  Net interest expense increased $1.2 million or
         ---------------------
         68.7% for the quarter ended September 30, 2000, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased from 0.56% to 0.87% of net sales for the quarter ended September 30, 2000, compared to the corresponding period of the prior year. The increase in net interest expense is primarily the result of higher interest rates and higher average borrowings related to the Company's continued growth.

         Provision for Income Taxes  The Company's effective income tax rate
         --------------------------
         of 39.0% is the rate expected to be applicable for the full fiscal year ending June 30, 2001. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for income tax purposes. The overall rate is slightly higher than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

         Financial Condition:
         --------------------

         Liquidity and Capital Resources  The Company's working capital
         -------------------------------
         requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit and the Securitization facility, and trade credit from its suppliers. The Company utilizes the following measures as key indicators of the Company's liquidity and working capital management:

                                                September 30,   June 30,
                                                    2000          2000
                                                    ----          ----
             Working capital (000's)              $76,676       $93,556
             Current ratio                       1.48 to 1     1.65 to 1

         Working capital and the current ratio have decreased as a result of timing of receipts and payments.

         The Company invested $770,000 in capital assets in the three-month period ended September 30, 2000, as compared to $380,000 in the corresponding period in the prior year. The increase was primarily related to the new Enterprise Resource Planning computer system being implemented during fiscal 2001. This system integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

         Cash outflows from financing activities totaled $18.7 million for the three-month period ended September 30, 2000 as compared to cash inflows of $28.3 million for the corresponding period in the prior year. The current year decrease in cash inflows is primarily due to the decrease in the revolving credit facility as a result of the increase in accounts payable. The prior year inflows were primarily related to increase in the revolver as a result of decreases in
         accounts payable.   Effective September 30, 2000, the Company
         executed a one-year extension, to August 2002, of its revolving credit facility and increased availability under the facility to $130 million year round. The facility had been capped at $95 million with a $25 million seasonal overline. In addition, at September 30, 2000, the Securitization provided a maximum capacity of $75.0 million. At September 30, 2000, $75.0 million was utilized. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


Part II.  Other Information
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See Exhibit Index on page 15.

          (b)  Reports on Form 8-K

               None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    D & K HEALTHCARE RESOURCES, INC.


Date:  November 9, 2000             By: /s/ J. Hord Armstrong, III
       ----------------                 --------------------------------
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

10.1<F**>      Fifth Amended and Restated Loan and Security Agreement, dated
               September 30, 2000, by and among Fleet Capital Corporation, the registrant, Jaron, Inc., and Jewett Drug Co.

10.2<F*>       Employment agreement for J. Hord Armstrong, III dated September
               15, 2000, filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.3<F*>       Employment agreement for Martin D. Wilson dated August 28,
               2000, filed as an exhibit to registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.4<F*>       Employment agreement for Thomas S. Hilton dated August 31,
               2000, filed as an exhibit to registrant's Annual Report on Form
               10-K for the year ended June 30, 2000.

27<F**>        Financial data schedule.

<F*>  Incorporated by reference.
<F**> Filed herewith