Form 10-Q
period 2000-12-31
D & K HEALTHCARE RESOURCES INC
filed 2001-02-08
CIK 888914

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------

                                      OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

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

                 X       YES                               NO
           -------------                     -------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value                       4,253,631
       ----------------------------                   ------------------
                 (class)                              (February 2, 2001)

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                    Index

                                                                     Page No.
                                                                     --------
Part I.  Financial Information
         ---------------------

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 2000 and June 30, 2000                             3

            Condensed Consolidated Statements of Operations
            for the Three Months and Six Months Ended
            December 31, 2000 and December 31, 1999                         4

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended December 31, 2000 and
            December 31, 1999                                               5

            Notes to Condensed Consolidated Financial Statements       6 - 10

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11 - 14

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                    14



Part II.  Other Information
          -----------------


    Item 4. Submission of Matters to a Vote of Security Holders            15

    Item 6. Exhibits and Reports on Form 8-K                               15

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS.

                      D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheets
                                        (In thousands)

                     ASSETS                                      DECEMBER 31,       JUNE 30,
                     ------                                          2000             2000
                                                                 ------------     -----------
                                                                 (UNAUDITED)

Cash                                                               $  5,068         $  3,661
Receivables                                                          42,969           29,923
Inventories                                                         212,477          202,467
Other current assets                                                  1,783            1,443
                                                                  ----------       ----------
    Total current assets                                            262,297          237,494
                                                                  ----------       ----------

Net property and equipment                                            9,124            8,184
Investment in affiliates                                              5,814            5,199
Other assets                                                            614            1,026
Intangible assets                                                    42,090           42,516
                                                                  ----------       ----------
       Total assets                                                $319,939         $294,419
                                                                  ==========       ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------


Current maturities of long-term debt                               $    314         $    305
Accounts payable                                                    149,181          134,834
Accrued expenses                                                      6,288            8,799
                                                                  ----------       ----------
    Total current liabilities                                       155,783          143,938
                                                                  ----------       ----------

Long-term liabilities                                                   886              700
Revolving line of credit                                            108,217           97,990
Long-term debt, excluding current maturities                          1,508            1,657
Deferred income taxes                                                 4,869            4,869
                                                                  ----------       ----------
       Total liabilities                                            271,263          249,154
                                                                  ----------       ----------

Stockholders' equity:
Common stock                                                             45               45
Paid-in capital                                                      30,426           30,334
Retained earnings                                                    23,752           20,433
Less treasury stock                                                  (5,547)          (5,547)
                                                                  ----------       ----------
    Total stockholders' equity                                       48,676           45,265
                                                                  ----------       ----------


       Total liabilities and stockholders' equity                  $319,939         $294,419
                                                                  ==========       ==========





          See notes to condensed consolidated financial statements.

                            D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                             Condensed Consolidated Statements of Operations
                                               (Unaudited)
                             (In thousands, except share and per share data)


                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    2000           1999           2000           1999
                                                ------------   ------------   ------------   ------------
Net sales                                         $355,275       $336,898       $706,178       $660,463
Cost of sales                                      339,860        323,772        676,162        635,472
                                                 ----------     ----------     ----------     ----------
      Gross profit                                  15,415         13,126         30,016         24,991

Operating expenses                                   9,936          7,973         19,155         15,651
                                                 ----------     ----------     ----------     ----------
      Income from operations                         5,479          5,153         10,861          9,340

Other income (expense):
   Interest expense, net                            (2,582)        (2,343)        (5,686)        (4,159)
   Other, net                                           16             65            266            315
                                                 ----------     ----------     ----------     ----------
                                                    (2,566)        (2,278)        (5,420)        (3,844)
                                                 ----------     ----------     ----------     ----------

      Income before income tax provision             2,913          2,875          5,441          5,496
Income tax provision                                 1,136          1,107          2,122          2,116
                                                 ----------     ----------     ----------     ----------
      Net income                                  $  1,777       $  1,768       $  3,319       $  3,380
                                                 ==========     ==========     ==========     ==========






Earnings per common share:

Basic earnings per share                             $0.42          $0.42          $0.79          $0.78
Diluted earnings per share                           $0.40          $0.39          $0.76          $0.74


Basic common shares outstanding                  4,209,929      4,254,849      4,205,011      4,318,138
Diluted common shares outstanding                4,482,585      4,572,499      4,476,305      4,654,174






          See notes to condensed consolidated financial statements.

                      D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                       Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)
                                        (In thousands)

                                                                        SIX MONTHS ENDED
                                                                  DECEMBER 31,    DECEMBER 31,
                                                                      2000            1999
                                                                  ------------    ------------
Cash flows from operating activities:

Net income                                                        $   3,319        $   3,380

Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                                     540              352
Depreciation and amortization                                         1,672            1,506
Equity in net income of PBI                                            (365)            (279)

Changes in operating assets and liabilities:

Increase in accounts receivable, net                                (13,046)          (4,018)
Increase in inventories                                             (10,010)         (35,824)
Decrease (Increase) in other current assets                             340             (271)
Increase (Decease) in accounts payable                               14,347           (6,203)
Increase (Decrease) in accrued expenses                              (2,572)           1,925
Other, net                                                              150             (239)
                                                                 -----------      -----------
   Cash flows from operating activities                              (5,625)         (39,671)

Cash flows from investing activities:

Cash invested in affiliate                                             (750)            (500)
Purchases of property and equipment                                  (1,687)          (1,353)
                                                                 -----------      -----------
   Cash flows from investing activities                              (2,437)          (1,853)

Cash flows from financing activities:

Borrowings under revolving line of credit                           283,130          251,822
Repayments under revolving line of credit                          (272,903)        (204,637)
Principal payments on long-term debt                                   (140)            (336)
Proceeds from exercise of stock options                                  92              268
Purchase of treasury stock                                                0           (4,395)
Debt issuance costs                                                    (710)            (645)
                                                                 -----------      -----------
   Cash flows from financing activities                               9,469           42,077

Increase in cash                                                      1,407              553
Cash, beginning of period                                             3,661              708
                                                                 -----------      -----------
Cash, end of period                                               $   5,068        $   1,261
                                                                 ===========      ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
      Interest                                                    $   5,649        $   3,587
      Income taxes                                                    3,466            1,041




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

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included.
            The results of operations for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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


Note 2.     Statement of Financial Accounting Standards No. 128, "Earnings
            Per Share" (SFAS 128), requires the computation of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); and (2) common shares issuable upon conversion of certain convertible PBI stock. The diluted computation for the three-month and six-month periods ended December 31, 2000 adds to income the earnings that would be included in the Company's consolidated net income for the periods as if the convertible PBI stock had been converted to the Company's common stock at the beginning of the period.

            The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows:


                                       QUARTER ENDED DECEMBER 31, 2000              QUARTER ENDED DECEMBER 31, 1999
                                 ------------------------------------------   ------------------------------------------
                                    INCOME        SHARES          PER-SHARE     INCOME        SHARES           PER-SHARE
                                 (NUMERATOR)  (DENOMINATOR) (1)     AMOUNT    (NUMERATOR)  (DENOMINATOR) (1)     AMOUNT
                                 -----------  -------------       ---------   -----------  -------------       ---------

BASIC EARNINGS PER SHARE:
Net income available to
   Common stockholders            $1,777,000    4,209,929           $0.42      $1,768,000    4,254,849           $0.42

EFFECT OF DILUTED SECURITIES:
Options and warrants                               72,656                                      117,650
Convertible PBI stock                 28,888      200,000                          (4,116)     200,000
                                 ------------  -----------                    ------------  -----------

DILUTED EPS:
Net Income available to
   Common stockholders plus
   assumed conversions            $1,805,888    4,482,585           $0.40      $1,763,884    4,572,499           $0.39
                                 ------------  -----------                    ------------  -----------


                                     SIX-MONTHS ENDED DECEMBER 31, 2000           SIX-MONTHS ENDED DECEMBER 31, 1999
                                 ------------------------------------------   ------------------------------------------
                                    INCOME        SHARES          PER-SHARE     INCOME        SHARES           PER-SHARE
                                 (NUMERATOR)  (DENOMINATOR) (1)     AMOUNT    (NUMERATOR)  (DENOMINATOR) (1)     AMOUNT
                                 -----------  -------------       ---------   -----------  -------------       ---------
BASIC EARNINGS PER SHARE:
Net income available to
   Common stockholders            $3,319,000    4,205,011           $0.79      $3,380,000    4,318,138           $0.78

EFFECT OF DILUTED SECURITIES:
Options and warrants                               71,294                                      136,036
Convertible PBI stock                 92,270      200,000                          61,964      200,000
                                 ------------  -----------                    ------------  -----------

DILUTED EPS:
Net Income available to
   Common stockholders plus
   Assumed conversions            $3,411,270    4,476,305           $0.76      $3,441,964    4,654,174           $0.74
                                 ------------  -----------                    ------------  -----------


[FN]
(1) - Outstanding shares computed on a weighted average basis

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

            At December 31, 2000, the maximum allowable amount of receivables eligible to be sold is $75 million. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $75 million of accounts receivable were sold as of December 31, 2000. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the six-month period ended
            December 31, 2000. Accordingly, the Company's trade accounts receivable and long-term debt at December 31, 2000 are net of $75 million, which represent accounts receivable that were sold under the Securitization. The Securitization bears interest based on 30-day commercial paper rates plus program and liquidity fees of 0.71%.

            In addition, the Company has a revolving line of credit that, as of June 30, 2000, provided a maximum borrowing capacity of $120 million based upon eligible inventories. The advances bear interest at the daily LIBOR plus 2.00%. The Company also has the option to pay interest on the obligation at prime plus .25% per annum. Effective September 30, 2000, the Company executed a one-year extension, to August 2002, of its revolving credit facility and increased availability under the facility to $130 million year round. The facility had been capped at $95 million with a $25 million seasonal overline. On May 4, 2000, the Company fixed $20 million of the revolving line of credit at a nominal rate of 7.30%, expiring in August 2001.
            In October 2000, this arrangement was renegotiated to a rate of 6.99% with a termination date of August 2002.

            The Company also has an interest rate collar agreement, whereby the LIBOR on $10 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%.
            In addition, the Company has an additional interest rate collar agreement on $40 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed 6.85% nor be less than 4.93%. At December 31, 2000, the LIBOR was 6.65%. Both of these agreements expire in August 2001. In October 2000, a $50 million interest rate cap agreement was executed with the LIBOR rate capped at 7.25%. This agreement is for the period August 2001 through August 2002. Effective February 5, 2001, the Securitization was amended to increase the maximum capacity by $25.0 million to $100.0 million for a period of 60 days.


Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $135,000 and $44,000 for the three-month periods ended December 31, 2000 and December 31, 1999, respectively ($204,000 and $113,000, respectively, before goodwill amortization). The Company's equity in the net income of PBI totaled $365,000 and $279,000 for the six-month periods ended December 31, 2000 and December 31, 1999, respectively ($503,000 and $417,000, respectively, before goodwill amortization).

            Certain other shareholders of PBI have the option to exchange their combined 20% ownership interests in PBI for a fixed number of shares of the Company's common stock under the terms of the original purchase agreement. Those options, which have been determined to be dilutive at December 31, 2000, are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.


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

                                        FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
    (in thousands)                     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                           2000            1999             2000            1999
                                       ------------    ------------     ------------    ------------

Sales to unaffiliated customers -
    Wholesale drug distribution        $ 354,180        $ 336,054        $ 704,446       $ 658,942
    Other                                  1,095              844            1,732           1,521
                                      -----------      -----------      -----------     -----------
         Total                         $ 355,275        $ 336,898        $ 706,178       $ 660,463

Intersegment sales -
    Wholesale drug distribution        $       -        $       -        $       -       $       -
    Other                                    214               88              401             156
    Intersegment eliminations               (214)             (88)            (401)           (156)
                                      -----------      -----------      -----------     -----------
         Total                         $       -        $       -        $       -       $       -

Net Sales -
    Wholesale drug distribution        $ 354,180        $ 336,054        $ 704,446       $ 658,942
    Other                                  1,309              932            2,133           1,677
    Intersegment eliminations               (214)             (88)            (401)           (156)
                                      -----------      -----------      -----------     -----------
         Total                         $ 355,275        $ 336,898        $ 706,178       $ 660,463

Gross Profit -
    Wholesale drug distribution        $  14,914        $  12,498        $  29,019       $  23,827
    Other                                    501              628              997           1,164
                                      -----------      -----------      -----------     -----------
         Total                         $  15,415        $  13,126        $  30,016       $  24,991

Pre-tax income (loss)
    Wholesale drug distribution        $   2,726        $   2,641        $   5,001       $   4,913
    Other                                    187              234              440             583
                                      -----------      -----------      -----------     -----------
         Total                         $   2,913        $   2,875        $   5,441       $   5,496


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

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of December 31, 2000 and June 30, 2000, and in the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2000 and December 31, 1999, respectively. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 2000 Annual Report to Stockholders. In the fourth quarter of the fiscal year ended June 30, 2000, the Company changed its method of determining the cost of inventories to the first-in, first-out method from the last-in, first-out method. Accordingly, previously reported figures have been restated to reflect the effect of the accounting change.

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


            Results of Operations:
            ---------------------

            Net Sales  Net sales increased $18.4 million, or 5.5%, for the
            ---------
            quarter ended December 31, 2000, compared to the corresponding period of the prior year. Sales growth was primarily in the chain and independent pharmacy groups.

            Chain sales increased $90.8 million over the second quarter of fiscal 2000 due to infrastructure investments and a focused effort on this trade class. Sales to independents increased $22.4 million while mail order sales decreased $94.8 million as a result of the loss of two mail order customers during the fourth quarter of fiscal 2000.

            Net sales increased $45.7 million, or 6.9% for the six months ended December 31, 2000, compared to the corresponding period of the prior year. Sales growth was primarily in the chain and independent pharmacy groups. Chain sales increased $179.8 million over the first six months of fiscal 2000 due to infrastructure investments and a focused effort on this trade class. Sales to independents increased $44.2 million while mail order sales decreased $181.6 million as a result of the loss of two mail order customers during the fourth quarter of fiscal 2000.

            In addition, the quarter and six months ended December 31, 2000 contained $30.3 million and $38.8 million, respectively, in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $16.1 million and $25.8 million, respectively, for the quarter and six months ended December 31, 1999.


            Gross Profit  Gross profit increased 17.4% to $15.4 million for
            ------------
            the quarter ended December 31, 2000, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 3.90% to 4.34% for the quarter ended December 31, 2000, compared to the corresponding period of the prior year. The increase in gross margin percentage was due to sales mix as a result of the discontinuance of lower gross profit business from the mail order customers mentioned above.

            Gross profit increased 20.1% to $30.0 million for the six months ended December 31, 2000, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 3.78% to 4.25% for the six months ended December 31, 2000, compared to the corresponding period of the prior year. The increase in gross margin percentage was due to sales mix as a result of the discontinuance of lower gross profit business from the mail order customers mentioned above.


            Operating Expenses   Operating expenses increased $2.0 million, or
            ------------------
            24.6%, for the quarter and increased $3.5 million, or 22.4%, to $19.2 million for the six months ended December 31, 2000 compared to the corresponding periods of the prior year. The ratio of operating expenses to net sales for the quarter increased to 2.80% from 2.37% while the ratio for the first six months of fiscal 2001 was 2.71%, an 34 basis point increase from the comparable period of the prior year. The increase in operating expenses and the ratio of operating expenses to net sales for the quarter and six-month period ended December 31, 2000 resulted primarily from a shift in sales mix to accounts requiring a higher level of service and related expense.

            Interest Expense, Net  Net interest expense increased $0.2 million
            ---------------------
            or 10.2% for the quarter and $1.5 million or 36.7% for the six months ended December 31, 2000, compared to the corresponding periods of the prior year. As a percentage of net sales, net interest expense increased to 0.73% from 0.70% for the quarter ended December 31, 2000, compared to the corresponding period of the prior year. This ratio for the first six months of fiscal 2000 was 0.81%, or 18 basis points higher than the corresponding period of last year. The increase in net interest expense is primarily the result of higher interest rates and higher average borrowings related to the Company's continued growth.

            Provision for Income Taxes  The Company's effective income tax
            --------------------------
            rate of 39% is the rate expected to be applicable for the full fiscal year ending June 30, 2001. This rate was greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes and offset by the reduced impact of state income taxes. The overall rate is slightly higher than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.


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

                                              December 31,     June 30,
                                                  2000           2000
                                                  ----           ----
                Working capital (000's)         $106,514        $93,556
                Current ratio                   1.68 to 1      1.65 to 1


            Working capital and the current ratio have increased as a result of seasonal increases in accounts receivable and inventories combined with a reduction in accounts payable as fiscal year end inventory purchases were paid for.

            The Company invested $1,687,000 in capital assets in the six-month period ended December 31, 2000, as compared to $1,353,000 in the corresponding period in the prior year. The expenditures were primarily related to the new

            Enterprise Resource Planning computer system being implemented during fiscal 2001. This system integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

            Cash inflows from financing activities totaled $9.5 million for the six-month period ended December 31, 2000 as compared to cash inflows of $42.1 million for the corresponding period in the prior year. During both periods, the inflows were associated with borrowings under the revolving credit facilities utilized to finance inventory builds. Inventory builds for the six month period ended December 31, 2000 were less than the corresponding period of the prior year. Effective September 30, 2000, the Company executed a one-year extension, to August 2002, of its revolving credit facility and increased availability under the facility to $130 million year round. The facility had been capped at $95 million with a $25 million seasonal overline. In addition, at December 31, 2000, the Securitization provided a maximum capacity of $75.0 million. At December 31, 2000, $75.0 million was utilized. Effective February 5, 2001, the Securitization was amended to increase the maximum capacity by $25.0 million to $100.0 million for a period of 60 days. The Company has begun negotiations on a permanent increase to and an extension of the Securitization. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.



Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.3 million in annual interest expense. The recent reduction in interest rates should have a positive impact on the Company's short-term interest expense. The Company continually monitor this risk and reviews the potential benefits of entering into hedging transactions, such as interest rate collar agreements, to mitigate the exposure to interest rate fluctuations. At December 31, 2000, the Company had several arrangements as disclosed in Note 3.

              D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES




Part II.  Other Information
-------   -----------------

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) Registrant's 2000 Annual Meeting of Shareholders was held on November 9, 2000.

          (b) Proxies were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all director nominees were elected to the class indicated in the proxy statement pursuant to the vote of the Registrant's shareholders.

          (c)  Matters voted upon at the Annual Meeting were as follows:

               a. Election of Robert E. Korenblat, Bryan H. Lawrence, and James M. Usdan. The results of the shareholder voting were as follows: Mr. Korenblat, 3,774,018 for, 0 against, and 34,285 withheld; Mr. Lawrence, 3,774,018 for, 0 against, and 34,285 withheld; and Mr. Usdan, 3,772,918 for, 0 against, and 35,385 withheld.
                   Mr. Armstrong, Mr. Wilson, Mr. Ford, Mr. Jewett,
                   Mr. Patton and Mr. Susman continue as board members.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See Exhibit Index on page 17.


          (b)  Reports on Form 8-K

          None

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               D & K HEALTHCARE RESOURCES, INC.





Date:  February 8, 2001        By: /s/ J. Hord Armstrong, III
       ----------------            -----------------------------
                                   J. Hord Armstrong, III
                                   Chairman of the Board and
                                   Chief Executive Officer


 .

                               By: /s/ Thomas S. Hilton
                                   -----------------------------
                                   Thomas S. Hilton
                                   Senior Vice President
                                   Chief Financial Officer
                                   (Principal Financial & Accounting Officer)

                                EXHIBIT INDEX
                                -------------


Exhibit No.                         Description
----------                          -----------

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

27**            Financial data schedule.


*     Incorporated by reference.
**    Filed herewith