Form 10-Q
period 2001-03-31
D & K HEALTHCARE RESOURCES INC
filed 2001-05-03
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                 ______X______YES             ____________NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                 4,281,631
      ----------------------------               -------------
               (class)                           (May 1, 2001)

                                                                    Page 2 of 17
               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                     Index

                                                                       Page No.
                                                                      ---------
Part I.  Financial Information
         ---------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
            March 31, 2001 and June 30, 2000                                 3

            Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months Ended March 31, 2001
            and March 31, 2000                                               4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 2001 and March 31, 2000              5

            Notes to Condensed Consolidated Financial Statements        6 - 10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11 - 14

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                     14

Part II.  Other Information
          ------------------

   Item 4.  Submission of Matters to a Vote of Security Holders             15

   Item 6.  Exhibits and Reports on Form 8-K                                15

Part I.   Financial Information
Item 1.   Financial Statements.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                Assets                                March 31,         June 30,
                                                         2001             2000
                                                    ---------------    ------------
                                                      (Unaudited)
Cash                                                       $4,160          $3,661
Receivables                                                65,456          29,923
Inventories                                               176,765         202,467
Other current assets                                        1,235           1,443
                                                    ---------------    ------------
     Total current assets                                 247,616         237,494
                                                    ---------------    ------------

Net property and equipment                                  9,432           8,184
Investment in affiliates                                    5,175           5,199
Other assets                                                  924           1,026
Intangible assets                                          41,625          42,516
                                                     --------------    ------------
          Total assets                                   $304,772        $294,419
                                                     ==============     ===========
 Liabilities and Stockholders' Equity

Current maturities of long-term debt                         $312            $305
Accounts payable                                          143,005         134,834
Accrued expenses                                           10,446           8,799
                                                     --------------    ------------
     Total current liabilities                            153,763         143,938
                                                     --------------    ------------
Long-term liabilities                                       1,046             700
Revolving line of credit                                   91,543          97,990
Long-term debt, excluding current maturities                1,399           1,657
Deferred income taxes                                       4,869           4,869
                                                     --------------    ------------
          Total liabilities                               252,620         249,154
                                                     --------------    ------------
Stockholders' equity:
Common stock                                                   46              45
Paid-in capital                                            30,808          30,334
Retained earnings                                          26,845          20,433
Less treasury stock                                        (5,547)         (5,547)
                                                     --------------    ------------
     Total stockholders' equity                            52,152          45,265
                                                     --------------    ------------

          Total liabilities and stockholders' equity     $304,772        $294,419
                                                     ==============     ===========

           See notes to condensed consolidated financial statements.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                Three Months Ended               Nine Months Ended
                                              March 31,      March 31,       March 31,        March 31,
                                                2001            2000            2001             2000
                                              ---------      ---------       ---------        ---------
Net sales                                     $490,469        $427,236       $1,196,646       $1,087,699
Cost of sales                                  469,896         411,777        1,146,057        1,047,249
                                              --------        --------       -----------      ----------
     Gross profit                               20,573          15,459           50,589           40,450

Operating expenses                              11,740           8,914           30,895           24,565
                                              --------        --------       -----------      ----------
     Income from operations                      8,833           6,545           19,694           15,885

Other income (expense):
  Interest expense, net                         (3,325)         (2,554)          (9,011)          (6,713)
  Other, net                                      (262)            234                4              549
                                              --------        --------       -----------      ----------
                                                (3,587)         (2,320)           (9,007)         (6,164)
                                              --------        --------       -----------      ----------

     Income before income tax provision          5,246           4,225           10,687            9,721
Income tax provision                             2,046           1,627            4,168            3,743
                                              --------        --------       -----------      ----------
     Net income                               $  3,200        $  2,598       $    6,519       $    5,978
                                              ========        ========       ===========      ==========

Earnings per common share:

Basic earnings per share                         $0.76           $0.63            $1.55            $1.42
Diluted earnings per share                       $0.70           $0.59            $1.46            $1.33

Basic common shares outstanding              4,238,473       4,163,481        4,215,861        4,264,921
Diluted common shares outstanding            4,595,990       4,470,022        4,515,896        4,591,125

           See notes to condensed consolidated financial statements.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                         Nine Months Ended
                                                      March 31,     March 31,
                                                        2001          2000
                                                      ---------     ---------
Cash flows from operating activities:

Net income                                            $   6,519     $   5,978

Adjustments to reconcile net income
   to net cash flows from operating activities:

Amortization of debt issuance costs                         822           568
Depreciation and amortization                             2,509         2,277
Equity in net income of PBI                                (426)         (476)

Changes in operating assets and liabilities:

Increase in accounts receivable, net                    (35,533)      (38,788)
Decrease (Increase) in inventories                       25,702       (64,355)
Decrease (Increase) in other current assets                 382           (58)
Increase in accounts payable                              8,171        71,685
Increase in accrued expenses                              1,647         5,246
Other, net                                                   55          (434)
                                                      ---------     ---------
  Cash flows from operating activities                    9,848       (18,357)

Cash flows from investing activities:

Cash invested in affiliate                                 (500)         (750)
Cash dividend from affilitates                              450           350
Proceeds from sale of fixed assets                            0             9
Purchases of property and equipment                      (2,366)       (2,043)
                                                      ---------     ---------
  Cash flows from investing activities                   (2,416)       (2,434)

Cash flows from financing activities:

Borrowings under revolving line of credit               469,939       353,780
Repayments under revolving line of credit              (476,386)     (325,173)
Principal payments on long-term debt                       (251)         (371)
Proceeds from exercise of stock options                     475           268
Purchase of treasury stock                                    0        (4,603)
Debt issuance costs                                        (710)         (649)
                                                      ---------     ---------
  Cash flows from financing activities                   (6,933)       23,252

Increase in cash                                            499         2,461
Cash, beginning of period                                 3,661           708
                                                      ---------     ---------
Cash, end of period                                   $   4,160     $   3,169
                                                      =========     =========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
     Interest                                         $   9,344     $   6,137
     Income taxes                                         4,544         1,853

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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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


Note 2. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires the computation of basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the component mentioned above for the basic computation with the addition of: (1) the dilutive effect of outstanding stock options and warrants (calculated using the treasury stock method); and
          (2) common shares issuable upon conversion of certain convertible PBI stock. The diluted computation for the three-month and nine-month periods ended March 31, 2001 adds to income the earnings that would be included in the Company's consolidated net income for the periods as if the convertible PBI stock had been converted to the Company's common stock at the beginning of the period.

      The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations is as follows: (in thousands except per share amounts)

                                     Quarter Ended March 31, 2001                        Quarter Ended March 31, 2000
                           -------------------------------------------------   --------------------------------------------------
                                                                    Per-                                                 Per-
                              Income           Shares              Share          Income            Shares              Share
                            (Numerator)     (Denominator)(1)       Amount      (Numerator)       (Denominator)(1)       Amount
                           ------------    ---------------      ------------   ------------     ---------------      ------------
Basic Earnings Per Share:
Net income available to
 common stockholders             $3,200              4,238            $0.76          $2,598               4,163            $0.63


Effect of Dilutive
 Securities:
Options and warrants                                   158                                                  107
Convertible PBI stock                 2                200                               43                 200
                           ------------    ---------------                     ------------     ---------------

Diluted EPS:
Net Income available to
 common stockholders plus
 assumed conversions             $3,202              4,596             $0.70         $2,641               4,470             $0.59
                           ------------    ---------------      ------------   ------------     ---------------      ------------


                                 Nine-Months Ended March 31, 2001                    Nine-Months Ended March 31, 2000
                           -------------------------------------------------   --------------------------------------------------

                              Income           Shares            Per-Share        Income            Shares            Per-Share
                            (Numerator)     (Denominator)(1)       Amount      (Numerator)       (Denominator)(1)       Amount
                           ------------    ---------------      ------------   ------------     ---------------      ------------

Basic Earnings Per Share:
Net income available to
 common stockholders             $6,519              4,216             $1.55         $5,978               4,265             $1.42

Effect of Dilutive
 Securities:
Options and warrants                                   100                                                  126
Convertible PBI stock                94                200                              105                 200
                           ------------    ---------------                     ------------     ---------------

Diluted EPS:
Net Income available to
 common stockholders plus
 assumed conversions             $6,613              4,516             $1.46         $6,083               4,591             $1.33
                           ------------    ---------------      ------------   ------------     ---------------      ------------


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

         At March 31, 2001, the maximum allowable amount of receivables eligible to be sold was $117 million. The amount available at any settlement date varies based upon the level of eligible receivables. Under this agreement, $117 million of accounts receivable were sold as of March 31, 2001. This sale is reflected as a reduction in accounts receivable in the accompanying condensed consolidated balance sheets and as operating cash flows in the accompanying condensed consolidated statements of cash flows for the nine-month period ended March 31, 2001. Accordingly, the Company's trade accounts receivable and long-term debt at March 31, 2001 are net of $117 million, which represent accounts receivable that were sold under the Securitization. The Securitization bears interest based on 30-day commercial paper rates plus program and liquidity fees of 0.71%.

          In addition, the Company has a revolving line of credit that, as of June 30, 2000, provided a maximum borrowing capacity of $120 million based upon eligible inventories. The advances currently bear interest at the daily LIBOR plus 2.25%. The Company also has the option to pay interest on the obligation at prime plus .25% per annum. Effective September 30, 2000, the Company executed a one-year extension, to August 2002, of its revolving credit facility and increased availability under the facility to $130 million year round. The facility had been capped at $95 million with a $25 million seasonal overline. On May 4, 2000, the Company fixed $20 million of the revolving line of credit at a nominal rate of 7.30%, expiring in August 2001. In October 2000, this arrangement was renegotiated to a rate of 6.99% with a termination date of August 2002 and was again renegotiated in April 2001 to a rate of 6.19% with a termination date of August 2005.

          The Company also has an interest rate collar agreement, whereby the LIBOR on $10 million of the outstanding revolving line of credit balance shall not exceed 6.75%. If the LIBOR is less than 5.25%, then the LIBOR rate on $7.5 million of the outstanding revolving line of credit balance shall not be less than 5.25%. In addition, the Company has an additional interest rate collar agreement on $40 million of the outstanding revolving line of credit, whereby the LIBOR shall not exceed 6.85% nor be less than 4.93%. At March 31, 2001, the LIBOR was 5.08%. Both of these agreements expire in August 2001. In October 2000, a $50 million interest rate cap agreement was executed with the LIBOR rate capped at 7.25%. This agreement is for the period August 2001 through August 2002.

Note 4. The Company accounts for its 50% investment in PBI under the equity method. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in PBI over the fair value of PBI's underlying net assets at the date of the original investment. The Company's equity in the net income of PBI totaled $61,337 and $197,000 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively ($130,000 and $266,000, respectively, before goodwill amortization). The Company's equity in the net income of PBI totaled $426,000 and $476,000 for the nine-month periods ended March 31, 2001 and March 31, 2000, respectively ($633,000 and $683,000, respectively, before goodwill amortization).

          Certain other shareholders of PBI have the option to exchange their combined 20% ownership interests in PBI for a fixed number of shares of the Company's common stock under the terms of the original purchase agreement. Those options, which have been determined to be dilutive at March 31, 2001, are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.


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

                                    For the three months ended        For the nine months ended
(in thousands)                       March 31,     March 31,          March 31,       March 31,
                                       2001          2000               2001             2000
                                     ---------     ---------          ----------      ----------
Sales to unaffiliated customers -
    Wholesale drug distribution      $489,666       $426,524          $1,194,111      $1,085,466
    Other                                 803            712               2,535           2,233
                                     --------       --------          ----------      ----------
        Total                        $490,469       $427,236          $1,196,646      $1,087,699

Intersegment sales -
    Wholesale drug distribution      $   -          $   -             $     -         $     -
    Other                                 250             65                 652             221
    Intersegment eliminations            (250)           (65)               (652)           (221)
                                     --------       --------          ----------      ----------
        Total                        $   -          $   -             $     -         $     -

Net Sales -
    Wholesale drug distribution      $489,666       $426,524          $1,194,111      $1,085,466
    Other                               1,053            777               3,187           2,454
    Intersegment eliminations            (250)           (65)               (652)           (221)
                                     --------       --------          ----------      ----------
        Total                        $490,469       $427,236          $1,196,646      $1,087,699

Gross Profit -
    Wholesale drug distribution      $ 20,119       $ 14,809          $   49,139      $   38,480
    Other                                 454            650               1,450           1,970
                                     --------       --------          ----------      ----------
        Total                        $ 20,573       $ 15,459          $   50,589      $   40,450

Pre-tax income (loss)
    Wholesale drug distribution      $  5,216       $  3,841          $   10,186      $    8,599
    Other                                  30            384                 501           1,122
                                     --------       --------          ----------      ----------
        Total                        $  5,246       $  4,225          $   10,687      $    9,721

          There has been no material change in total assets from the amount disclosed in the last annual report. There are no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.

Note 6. In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we were required to adopt beginning on July 1, 2000. The adoption of this standard did not have a material impact on us.

          The Financial Accounting Standards Board has proposed a new accounting standard, "Business Combinations and Intangible Assets-Accounting for Goodwill." The proposed standard has not been finalized. The Company anticipates that the standard will be adopted either in its present form or in a modified form early in its next fiscal year. Under the proposal, the Company and other companies would no longer be required or permitted to amortize goodwill reflected on its balance sheet. The Company would, however, be required to evaluate goodwill reflected on its balance sheet to determine whether the goodwill is impaired under the guidelines of the proposed standard. If the Company determines that the goodwill is impaired, the Company would be required to write-off a portion of the goodwill. As of March 31, 2001, the Company had approximately $42.0 million of goodwill on its balance sheet.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of March 31, 2001 and June 30, 2000, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2001 and March 31, 2000. The Company recommends that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 2000 Annual Report to Stockholders. In the fourth quarter of the fiscal year ended June 30, 2000, the Company changed its method of determining the cost of inventories to the first-in, first-out method from the last-in, first-out method. Accordingly, previously reported figures have been restated to reflect the effect of the accounting change.

          Forward Looking Statements

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

          Results of Operations:
          ---------------------

          Net Sales   Net sales increased $63.2 million to $490.5 million, or
          14.8%, for the quarter ended March 31, 2001, compared to the corresponding period of the prior year. Sales growth was primarily to the independent and regional pharmacy trade and the national pharmacy chain groups. Sales to independent and regional pharmacies increased $30.9 million to $189.4 million, as a result of the net increase in sales to existing customers and the addition of new customers. National pharmacy chain sales increased $139.5 million to $273.5 million, over the third quarter of fiscal 2000 due to infrastructure investments and a focused effort on this trade class. Sales to healthcare providers decreased $106.9 million to $27.1 million, as a result of the loss of two mail order customers during the fourth quarter of fiscal 2000.

          Net sales increased $108.9 million to $1.2 billion, or 10.0% for the nine months ended March 31, 2001, compared to the corresponding period of the prior year. Sales growth was primarily in the independent and regional pharmacy and national pharmacy chain groups. Sales to independent and regional pharmacies increased $69.5 million to $546.3 million, or 14.6%, as a result of the net increase in sales to existing customers and the addition of new customers. National pharmacy chain sales increased $324.7 million to $575.7 million, or 129.3%, over the first nine months of fiscal 2000 due to infrastructure investments and a focused effort on this trade class, while sales to healthcare providers decreased $285.3 million to $72.6 million, or 79.7%, as a result of the loss of two mail order customers during the fourth quarter of fiscal 2000.

          In addition, the quarter and nine months ended March 31, 2001 contained $34.4 million and $73.2 million, respectively, in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a reduction to cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $9.7 million and $35.4 million, respectively, for the quarter and nine months ended March 31, 2000.

          Gross Profit   Gross profit increased 33.1% to $20.6 million for the
          quarter ended March 31, 2001, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 3.62% to 4.19% for the quarter ended March 31, 2001, compared to the corresponding period of the prior year. The increase in gross margin percentage was due to the discontinuance of lower gross margin percentage business from the mail order customers mentioned above.

          Gross profit increased 25.1% to $50.6 million for the nine months ended March 31, 2001, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 3.72% to 4.23% for the nine months ended March 31, 2001, compared to the corresponding period of the prior year. The increase in gross margin percentage was due to sales mix as a result of the discontinuance of lower gross margin percentage business from the mail order customers mentioned above.

          Operating Expenses   Operating expenses increased $2.8 million to
          $11.7 million, or 31.7%, for the quarter and increased $6.3 million, or 25.8%, to $30.9 million for the nine months ended March 31, 2001 compared to the corresponding periods of the prior year. The ratio of operating expenses to net sales for the quarter increased to 2.39% from 2.09% while the ratio for the first nine months of fiscal 2001 was 2.58%, a 32 basis point increase from the comparable period of the prior year. The increase in operating expenses and the ratio of operating expenses to net sales for the quarter and nine-month period ended March 31, 2001 resulted primarily from a shift in sales mix to accounts requiring a higher level of service and related expense.

          Interest Expense, Net   Net interest expense increased $0.8 million to
          $3.3 million, or 30.2%, for the quarter and increased $2.3 million to $9.0 million, or 34.2% for the nine months ended March 31, 2001, compared to the corresponding periods of the prior year. Weighted average borrowings for the quarter (including receivables sold under the Securtization) were $186 million with a weighted average interest rate of 7.04% compared to $139 million and 7.27% for the same quarter of the prior year. For the nine months ended March 31, 2001, weighted average borrowings increased from $109 million to $155 million and weighted average interest rates increased from 6.94% to 8.64% compared to the nine months ended March 31, 2000.

          Income Tax Provision   The Company's effective income tax rate of 39%
          is the rate expected to be applicable for the full fiscal year ending June 30, 2001. This rate was different from the statutory blended federal and state rates primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes. The effective rate is slightly higher than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

          Financial Condition:
          -------------------

          Liquidity and Capital Resources   The Company's working capital
          requirements are generally met through a combination of internally generated funds, borrowings under its revolving line of credit and the Securitization facility, and trade credit from its suppliers. The following measures are utilized by the Company as key indicators of the Company's liquidity and working capital management:

                                           March 31,     June 30,
                                             2001          2000
                                           ---------     --------
               Working capital (000's)     $93,853       $93,556
               Current ratio               1.61 to 1     1.65 to 1

          Working capital and current ratio at March 31, 2001 are consistent with June 30, 2000 levels. Increases in accounts receivable related to seasonal sales patterns and growth have been offset by inventory decreases and accounts payable increases tied to timing of inventory receipts and related payments.

          The Company invested $2,366,000 in capital assets in the nine-month period ended March 31, 2001, as compared to $2,043,000 in the corresponding period in the prior year. The 2001 expenditures were primarily related to the new Enterprise Resource Planning computer system being implemented during fiscal 2001. This system integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. The Company believes that continuing investment in capital assets is necessary to achieve its goal of improving operational efficiency, thereby enhancing its productivity and profitability.

          Cash outflows from financing activities totaled $6.9 million for the nine-month period ended March 31, 2001 as compared to cash inflows of $23.3 million for the corresponding period in the prior year. During the current year, the Securtization increased which made available funds for repayment of the revolving credit facility. During the previous year, the inflows were associated with borrowings under the revolving credit facilities utilized to finance inventory builds. Effective September 30, 2000, the Company executed a one-year extension, to August 2002, of its revolving credit facility and increased availability under the facility to $130 million year round. The facility had been capped at $95 million with a $25 million seasonal overline. In addition, at March 31, 2001, the Securitization provided a maximum capacity of $117.0 million. At March 31, 2001, $117.0 million was utilized. The Company has begun negotiations to increase the Securitization and the revolving credit facility to $150 million each and to extend their terms to August 2005. Management believes that, together with internally generated funds, the Company's available capital resources will be sufficient to meet its foreseeable capital requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.4 million in annual interest expense. The recent reduction in interest rates should have a positive impact on the Company's short-term interest expense. The Company continually monitors this risk and reviews the potential benefits of entering into hedging transactions, such as interest rate collar agreements, to mitigate the exposure to interest rate fluctuations. At March 31, 2001, the Company had several arrangements as disclosed in Note 3.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Part II.  Other Information
-------   -----------------


Item 4.   Submission of Matters to a Vote of Security Holders

          None

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



                                 D & K HEALTHCARE RESOURCES, INC.




Date:  April 30, 2001            By:  /s/ J. Hord Armstrong, III
       --------------                 --------------------------
                                      J. Hord Armstrong, III
                                      Chairman of the Board and
                                      Chief Executive Officer

                                 By:  /s/ Thomas S. Hilton
                                      --------------------------
                                      Thomas S. Hilton
                                      Senior Vice President
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

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

3.3** Certificate of Designations for Senior B Junior Participating Preferred Stock of D&K Healthcare Resources, Inc. dated November 12, 1998.

3.4* By-laws of the registrant, as currently in effect, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

4.1* Form of certificate for Common Stock, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

4.2* Form of Rights Agreement dated as of November 12, 1998 between registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Right Certificate, filed as an exhibit to Form 8-K dated November 17, 1998.

10.1** First Amendment to the Fifth Amended and Restated Loan and Security Agreement, dated March 7, 2001, by and among Fleet Capital Corporation, the registrant, Jaron, Inc., and Jewett Drug Co.

10.2** Fourth Amendment to the Receivables Purchase Agreement, dated February 2, 2001, between registrant, Blue Keel Funding, LLC and Fleet National Bank.

10.3** Fifth Amendment to the Receivables Purchase Agreement, dated March 31, 2001, between registrant, Blue Keel Funding, LLC and Fleet National Bank.

10.4** Sixth Amendment to the Receivables Purchase Agreement, dated April 24, 2001, between registrant, Blue Keel Funding, LLC and Fleet National Bank.

*   Incorporated by reference.
**  Filed herewith