Form 10-K405
period 2001-06-30
D & K HEALTHCARE RESOURCES INC
filed 2001-09-20
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001      Commission File Number 0-20348

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No ____
                                              -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $265,373,374 as of September 14, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 14, 2001, 7,111,961 shares of Common Stock, par value $.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in the Part of this report indicated below:


Part II - Registrant's 2001 Annual Report to Stockholders

Part III - Registrant's Proxy Statement for its 2001 Annual Meeting of
           Stockholders

                                     PART I

Item 1.   Business
------    --------

GENERAL

     We are a wholesale distributor of pharmaceutical and related healthcare and beauty aid products. We serve independent pharmacies, regional pharmacy companies, national pharmacy chains and other healthcare providers. Our independent and regional pharmacy customers are located in 24 states primarily in the Midwest and South. Independent and regional pharmacies generally operate single or multi-site locations in one or more states. National pharmacy chains generally operate a large number of locations in multiple regions of the United States. Our independent and regional pharmacy business has grown from $469.2 million in net sales in fiscal 1999 to $748.4 million in fiscal 2001. Our national pharmacy chain business has grown from $127.2 million in net sales in fiscal 1999 to $796.6 million in fiscal 2001. We sell branded pharmaceuticals (approximately 93% of net sales in fiscal 2001), generic pharmaceuticals (approximately 5% of net sales in fiscal 2001) and over-the-counter health and beauty aids (approximately 2% of net sales in fiscal 2001). In addition to distributing products to independent, regional and national pharmacies, we also provide our products and services to other healthcare providers, including hospitals, alternate-site care providers, pharmacy benefit management companies and HMOs.

     On July 5, 2001, we completed a secondary offering of approximately 2.4 million shares of our common stock. The impact of this transaction is not reflected in our audited balance sheet but is shown on a pro forma basis on the Consolidated Balance Sheets. This transaction is described in Note 16 to our financial statements.

     On June 15, 2001, we acquired 100% of the outstanding stock of Diversified Healthcare, LLC, a pharmaceutical distribution company based in Owensboro, Kentucky that provides comprehensive pharmaceutical distribution services to customers in the Midwest region.

     On June 1, 1999, we acquired 100% of the outstanding stock of Jewett Drug Co., a pharmaceutical distribution company based in Aberdeen, South Dakota that provides comprehensive pharmaceutical distribution services to customers in the Upper Midwest and Great Plains region. The aggregate purchase price for this acquisition of $34.3 million consisted of $21.5 million in cash and $12.8 million (555,556 shares) of our common stock.

     We believe that our size, decentralized operating structure and high level of customer service provide us with competitive advantages and position us to benefit from trends impacting our industry. Our management believes that the increasing size, scale and consolidation of the wholesale pharmaceutical industry's national participants and their strategy to be primary or major distributors to national pharmacy chains and other healthcare providers create opportunities for us to effectively compete with them based on our business focus and differentiated product offering.

Industry Overview

     Wholesale pharmaceutical distributors serve pharmacies and other healthcare providers by providing access to a single source for pharmaceutical and healthcare products from hundreds of different manufacturers. In addition, wholesale pharmaceutical distributors lower customer inventory costs, provide efficient and timely product delivery and provide valuable inventory and purchasing information. Customers also benefit from value-added programs developed by wholesale pharmaceutical distributors to reduce costs and to increase operating efficiencies for the customer, including packaging, stockless inventory and pharmacy computer systems. Industry analysts estimate that wholesale distributors save the healthcare delivery system more than $50 billion per year compared to purchasing directly from manufacturers.

     Wholesale pharmaceutical distributors are an important distribution channel for pharmaceutical manufacturers, accounting for approximately 75.7% of the $145.0 billion of prescription drug sales to retailers and institutions during 2000. Wholesale pharmaceutical distribution industry sales increased from $2.4 billion in 1970 to more than $109.8 billion in 2000, and we expect them to continue to increase. The principal factors contributing to this historical and expected growth are the following:

     . Aging of Population. The number of individuals over age 50 in the United States is projected to grow from 28% of the population presently to 32% in 2010 and 35% by 2015. This demographic group represents the largest percentage of new prescriptions filled and obtains more prescriptions per capita annually than any other age group.

     . Increased Drug Utilization. In recent years, a number of factors have contributed to the increased utilization of drug-based therapies to prevent and to treat disease. These factors include increased research and development spending by pharmaceutical manufacturers leading to the introduction of new pharmaceuticals, the lower costs of drug-based therapy relative to surgery and increased direct to consumer advertising by manufacturers.

     . Importance of the Wholesale Distribution Channel. Over the past decade, as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers. Drug wholesalers are generally able to offer their customers and suppliers more efficient distribution and inventory management than pharmaceutical manufacturers. As a result, from 1980 to 2000, the percentage of total pharmaceutical sales through wholesale distributors increased from approximately 57.0% to approximately 75.7%.

     . Rising Pharmaceutical Costs. We believe that price increases for branded pharmaceutical products by manufacturers will continue to equal or exceed the overall increases in the Consumer Price Index. We believe that these increases will be due in large part to relatively inelastic demand for branded pharmaceuticals in the face of higher prices charged for patented drugs as manufacturers attempt to recoup costs associated with the development, clinical testing and FDA approval of new products. From 1990 to 2000, the average retail price of a prescription increased from $22.06 to $45.79.

Customers and Products

     Our customer base consists of independent pharmacies, regional pharmacy companies, national pharmacy chains and other healthcare providers. Independent pharmacies generally are community-based pharmacies, which we believe benefit the most from our customized sales, information systems and other value added services. Regional pharmacy companies generally focus on serving customers with multiple sites in one or more states. National pharmacy chains generally have stores located in more than one region in the United States and include the pharmacy departments of supermarkets and mass merchandisers. Other healthcare providers consist of hospitals, other alternate-site care providers (including nursing homes, clinics, home health services and managed care organizations), HMOs and pharmacy benefit management companies. We are focused on serving the unique needs of independent and regional pharmacies and have structured our business and operating model to be able to do this in an efficient and profitable manner.

Net Sales

                                                                       Fiscal years ended
                                                                       ------------------
                                                 June 30, 1999           June 30, 2000           June 30, 2001
                                                 -------------           -------------           ------------
                                               Amount    Percent       Amount     Percent     Amount      Percent
                                               ------    -------       ------     -------     -------     -------
                                                                    (Dollars In Thousands)
   Independent and regional pharmacies        $469,164     57.6%    $  646,102     44.3%    $  748,399     45.5%
   National pharmacy chains                    127,222     15.6%       392,450     26.9%       796,611     48.4%
   Other healthcare providers                  216,901     26.6%       416,869     28.6%        98,148      5.9%
   Software sales (1)                            2,032      0.2%         2,626      0.2%         2,835      0.2%
                                              --------    ------    ----------    ------    ----------    ------
             Total                            $815,319    100.0%    $1,458,047    100.0%    $1,645,993    100.0%
                                              ========    ======    ==========    ======    ==========    ======

-------------
(1)  A small component of this category consists of non-software sales.

     During fiscal 1999, fiscal 2000 and fiscal 2001, our 10 largest customers accounted for approximately 52.8%, 55.1%, and 49.4%, respectively, of our net sales. Our largest customer during fiscal 2001 accounted for approximately 16% of our net sales. Our largest customer in fiscal 2000 and fiscal 1999, which was a different customer in each year, accounted for approximately 18% and 12% of our net sales during those periods, respectively. In the fourth quarter of fiscal 2000, our contracts with our two largest mail-order customers were terminated by the customers. In each case, we were given the opportunity to submit proposals to renew the contracts but elected not to do so at prices that would have been required to retain the business. Sales to these customers in fiscal 2000 represented approximately 18% and 5%, respectively, of our total net sales for that period. The loss of these customers has not had a material adverse effect on our sales or income. In each quarter of fiscal 2001, net sales and gross profit increased over the comparable quarter in fiscal 2000. We currently have no significant mail-order customers.


   Independent and Regional Pharmacies

     Consistent with our strategy since our inception, one of our primary objectives has been to focus on serving the specialized needs of independent and regional pharmacies while our larger national competitors have increasingly organized their businesses around serving the primary needs of the national pharmacy chain companies as well as their national contracts with group purchasing organizations and pharmacy benefit managers. We have organized ourselves to profitably and efficiently provide all of our services to our independent and regional pharmacy customers from five distribution centers located in four states, serving customers in 24 states primarily in the Midwest and South. Our sales to independent and regional pharmacies grew from $469.2 million in fiscal 1999 to $748.4 million in fiscal 2001. Each of our distribution centers has the personnel and capabilities to autonomously provide customized distribution, information systems, inventory management and other services to our local independent pharmacy and regional pharmacy customers.

     Our product offerings to independent and regional pharmacy companies consist of more than 25,000 SKUs, including branded pharmaceuticals, multi-source generics, private label products, repackaged pharmaceutical products and over-the-counter health and beauty aids. We deliver our products directly to the stores of our independent pharmacy customers and deliver both to retail stores and to the warehouses of our regional pharmacy customers depending on whether they have centralized inventory warehouses.

     Our decentralized organization allows our distribution centers to form strong, attentive and responsive business relationships with our independent and regional pharmacy customers. Our specialized infrastructure and autonomous distribution centers enable us to serve our independent and regional pharmacy customers with a high level of customer service. We believe that we fulfill our customers' orders with a high degree of accuracy and that our customers value our flexibility and willingness to meet and accommodate their special requests and needs. We believe that the large national wholesale distributors, which are focused on and organized to serve primarily large national pharmacy chains and national contracts, do not have the operating model or flexibility to service independent and regional pharmacies as we do.

   National Pharmacy Chains

     By virtue of our strong independent and regional pharmacy business and our competitive position and strong relationships with pharmaceutical manufacturers and national pharmacy chain companies, we have built a business that serves as a secondary supplier for the high-volume branded pharmaceutical distribution needs of our manufacturers and national pharmacy chain customers. We provide our national pharmacy chain customers with 700 to 800 high-volume, branded bulk pharmaceuticals that we purchase from pharmaceutical manufacturers on favorable terms. Our net revenues from these sales have grown from $127.2 million in fiscal 1999 to $796.6 million in fiscal 2001.

     Our industry is subject to regulations that require organizations handling the distribution or sale of pharmaceuticals to be able to trace the detailed history of those specific products back to the manufacturer or an authorized distributor. In order to ensure that we provide our customers with products that have verifiable shipment histories, we purchase the vast majority of our pharmaceuticals directly from manufacturers with the balance coming directly from authorized distributors. As a result of our reputation and conservative business practices, we believe that we are a desirable business partner for pharmaceutical manufacturers and national pharmacy chains.

     We utilize our longstanding manufacturer and national pharmacy chain customer relationships to provide services that benefit both our customers and our suppliers. Our management team has developed and maintains reputations and contacts that enable them to identify opportunities to purchase branded pharmaceuticals from manufacturers at attractive prices. In addition to the experience and expertise of our management team in this area, we also employ sophisticated information and inventory management systems to understand the demand for particular products in advance of buying them for distribution. We generally purchase only fast moving branded pharmaceuticals for supply to national pharmacy chains. As a result, we minimize our inventory risk exposure and have not experienced any material inventory expiration or obsolescence in this part of our business. We have, however, had situations in which we have sold pharmaceutical products to national pharmacy chains at prices lower than what we expected when we procured those products.

Additional Services

     Consistent with our strategy to offer a high level of customer service to our pharmacy customers, we offer a number of proprietary information system, marketing, and other business management solutions to assist our customers in profitably operating and growing their businesses. Through our Tykon, Inc. subsidiary, we develop and market a proprietary order entry/order confirmation system to the drug distribution industry. We offer and fully support these services from our distribution centers. We make these services available to all of our customers, however our independent pharmacy customers have the most to gain from them and are consequently the heaviest users of these services. In providing our services and support to independent and regional pharmacy customers, we give them access to resources and tools normally associated with larger businesses. In so doing, we believe that we enable them to operate their businesses more efficiently and that we increase our value to them.

     We strive to offer services that enhance the operating efficiencies of our customers and assist them in competing effectively. Principal elements of our service offering to our customers include:

     . RESOURCE(SM) a proprietary PC based order entry/order confirmation system that completely automates all order creation, transmission and confirmation operations and PARTNERS(SM) a fully automated and customizable replenishment software system which helps pharmacies more efficiently coordinate product supply and demand. Through these proprietary order entry/order confirmation systems that completely automate all order creation, transmission and confirmation operations, our customers have the opportunity to improve their margins and significantly reduce their working capital needs through effective inventory management.

     . SCRIPTMASTER(R) is our pharmacy dispensing management system, which includes computerized order entry, point-of-sale capabilities, inventory control, patient histories, drug interactions and pharmacy reimbursement. This service provides cost savings and enhanced efficiencies to pharmacy customers as well as valuable information on prescription history for manufacturers.

     We offer a broad range of merchandising and marketing services to our independent pharmacy customers under our MedPlus(R) identity program. Under this program, we plan and coordinate cooperative advertising programs and provide for the availability of various promotional products, including a single-source supply for generics at highly competitive prices from leading pharmaceutical manufacturers. We also offer new product introduction programs, point-of-sale materials, calendars, blood pressure testing units, automatic new product distribution, rack jobbing, store fixturing and retail employee training programs. Other services offered to independent pharmacies under MedPlus(R) include: retail merchandising, inventory management systems, electronic order entry, shelf labels and price stickers, private label products, monthly feature promotions, home healthcare marketing programs, store layout assistance, business management reports, pharmacy computer systems and monthly catalogs.

Operations

     We are an organization of locally managed drug wholesale distribution centers. Each distribution center has its own executive, sales and operations staff. Management compensation at each center is determined by that center's operating results. These operations utilize our corporate staff for procurement, marketing, financial, legal and executive management resources and corporate coordination of assets and working capital management. Our decentralized sales and distribution network, combined with our centralized procurement and corporate support staff structure, enable us to provide high levels of specialized customer service while minimizing administrative expenses and maximizing volume discounts for product purchases.

     Our distribution centers include computer systems and sophisticated materials handling equipment for receiving, storing and distributing large quantities and varieties of products. We continuously seek to improve our warehouse automation technologies to maximize operational efficiencies on a cost-effective basis. We receive virtually 100% of our orders electronically and, upon receipt of the customer's order at a distribution center, our warehouse-management system produces a "picking document" containing product selection, loading and truck routing information. The system also provides customized price information (geared to local markets as determined by the customer) or individual package price stickers to accompany each shipment to facilitate the customer's pricing of the items. Virtually all items ordered from our distribution centers are available and shipped by us less than 24 hours after customers place the orders. Orders are delivered to customers by our fleet of trucks and vans or by contract carriers.

Sales and Marketing

     We employ sales representatives and customer service representatives at each of our distribution centers. Our sales representatives receive regular training to help them improve customer service and to provide them with the skills and resources necessary to increase business with existing customers and establish new customer relationships. We also maintain at each of our distribution centers a telephone service department staffed with trained representatives who answer customer questions and solve problems.

     We focus our marketing efforts on developing and maintaining primary relationships with customers. We emphasize frequent personal interaction between our sales force and customers so that our customers learn to rely on our dependability, responsiveness, accuracy of order filling and breadth of product line. Our customers also rely on our sales force for assistance with advertising, merchandising, stocking and inventory management.

     We believe that our distribution center-based customer service departments differentiate us from our national competitors; they are a key element in our marketing program. Our decentralized customer service staffs focus on developing relationships with our customers, responding quickly to customer inquiries and placing orders accurately and efficiently.


Purchasing and Inventory Control

     We utilize sophisticated inventory control and purchasing software to track our inventory, to analyze demand history and to project future demand. Our system is designed to enhance profit margins by eliminating the manual ordering process, allowing for automatic inventory replenishment and identifying inventory buying opportunities.

     We purchase products from approximately 700 manufacturers. We initiate purchase orders with manufacturers through our information systems. During fiscal 2000 and fiscal 2001, our 10 largest suppliers accounted for approximately 52% and 66%, respectively, of our purchases by dollar volume. Our largest supplier accounted for approximately 31% (by dollar volume) of our purchases during fiscal 2001 and approximately 15% (by dollar volume) of our purchases during fiscal 2000. Historically, we have not experienced difficulty in purchasing desired products from suppliers. As is common practice in our industry, the majority of our supply contracts are terminable by either party upon short notice and without penalty. We believe that our relationships with our suppliers are good.

Management Information Systems

     Each of our distribution centers operates as a distinct business with complete system functionality including, order processing, inventory management, accounts receivable, accounts payable, general ledger, master file maintenance, and external and internal reporting. Historically, we have operated in a distributed data processing environment. Each distribution center maintained its own AS/400 system and Information Systems staff to support that function. Over the past year, we have consolidated certain systems into data centers located in St. Louis and Cape Girardeau. Each of the divisions is connected to the central systems in St. Louis and Cape Girardeau.

     In March 2000, we selected JD Edwards OneWorld(TM) product as our new Enterprise Resource Planning software package. The OneWorld(TM) product is a complete system that integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. Once implementation is complete, all systems will be consolidated in St. Louis and Cape Girardeau. The new system will provide us with improved operations management and financial reporting systems. Implementation of this system began in July 2000 and is expected to be completed by the end of fiscal 2002.

Buying Group

     In November 1995, we purchased 50% of Pharmaceutical Buyers, Inc., a Colorado-based group purchasing organization. Pharmaceutical Buyers is one of the largest pharmaceutical group purchasing organizations in the United States with over 2,000 member organizations. Pharmaceutical Buyers' member organizations include long-term care facilities, home infusion providers, and medical equipment distributors. In connection with the secondary stock offering in July 2001, we increased our ownership in Pharmaceutical Buyers to 68% and an additional 2% was acquired in a subsequent transaction in August 2001. The resulting required consolidation will positively impact our financial statements by increasing our gross profit and gross margin percentage but it will not affect our earnings per share.

Competition

     The wholesale distribution of pharmaceuticals, health and beauty aids, and other healthcare products is highly competitive. National and regional distributors compete primarily on the basis of service and price. Other competitive factors include delivery service, credit terms, breadth of product line, customer support, merchandising and marketing programs. We compete with national and regional wholesale distributors, manufacturers and generic pharmaceutical telemarketers and specialty distributors and with other wholesale distributors for purchases of products and financial support in the form of trade credit from manufacturers. Certain of our competitors, including McKesson Corporation, AmeriSourceBergen Corporation and Cardinal Health, Inc., have significantly greater financial and marketing resources than we do.

Employees

     As of August 31, 2001, we employed 457 persons, 413 of whom were full-time employees. Approximately 22 employees at our Minneapolis, Minnesota distribution center are covered by a collective bargaining agreement with the Miscellaneous Drivers, Helpers and Warehousemen's Union, Local 638, which expires in March 2003. Approximately 13 employees at our Jewett Drug Co. subsidiary are covered by a collective bargaining agreement with the General Drivers and Helpers Union Local 749, affiliated with the International Brotherhood of Teamsters, which expires February 29, 2004. In June 2000, the National Labor Relations Board certified the United Steelworkers of America as the collective bargaining representative for approximately 34 employees at our Cape Girardeau, Missouri distribution center. We believe that our employee relations are good.

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

Item 2.   Properties
------    ----------

     We conduct our business from a total of nine office, warehouse and satellite depot facilities. Our primary operating facilities include:

     Location                                          Description                           Square Footage
     --------                                          -----------                           --------------
     Cape Girardeau, Missouri (1)....................  Distribution and administration           66,000
     Lexington, Kentucky (1).........................  Distribution and administration           61,900
     Minneapolis, Minnesota (2)......................  Distribution and administration           63,000
     Aberdeen, South Dakota (1)......................  Distribution and administration           40,000
     Davie, Florida (1)..............................  Distribution and administration           10,700
     Weston, Florida (1)(3)..........................  Distribution and administration           24,000
     Owensboro, Kentucky  (2)........................  Distribution and administration           34,000
     Boulder, Colorado (1)...........................  PBI headquarters                           5,500
     St. Louis, Missouri (1).........................  Corporate offices                         11,500

-------------
(1)  Leased.
(2)  Owned.
(3)  Available September 2001.

     We also maintain warehouse and satellite depot facilities in Missouri and Kentucky that enable us to efficiently distribute products on a timely basis. We believe our facilities are adequate to support our present business plans.

Item 3.   Legal Proceedings
------    -----------------

        No material legal proceedings are pending against us.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

        We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2001.

Item 4A.  Executive Officers of the Registrant
-------   ------------------------------------

        The name, age and position of each of our executive officers are set forth below.

     J. Hord Armstrong, III, 60, has served as our Chairman of the Board, Chief Executive Officer and Treasurer and as one of our directors since December 1987. Prior to joining us, Mr. Armstrong served as Vice President and Chief Financial Officer of Arch Mineral Corporation, a coal mining and sales corporation, from 1981 to 1987 and as its Treasurer from 1978 to 1981. Mr. Armstrong serves as a Trustee of the St. Louis College of Pharmacy.

     Martin D. Wilson, 40, has served as our President and Chief Operating Officer since January 1996, as Secretary from August 1993 to April 1999 and as one of our directors since 1997. Mr. Wilson previously served as our Executive Vice President, Finance and Administration from May 1995 to January 1996, as our Vice President, Finance and Administration from April 1991 to May 1995 and as our Controller from March 1988 to April 1991. Prior to joining D&K, Mr. Wilson, was associated with KPMG Peat Marwick, a public accounting firm.

     Thomas S. Hilton, 49, has served as our Senior Vice President and Chief Financial Officer since January 1999. Between May 1980 and June 1998, Mr. Hilton was employed by the Peabody Group, a coal mining and sales corporation, serving in a variety of management positions including Vice President and Treasurer from March 1993 to May 1995 and as Vice President and Chief Financial Officer from May 1995 to June 1998.

     Leonard R. Benjamin, 51, has served as our Vice President, General Counsel and Secretary since April 1999. Between January 1999 and April 1999, Mr. Benjamin was Assistant General Counsel of Innovex Corporation, a provider of sales forces to the pharmaceutical industry. Between October 1998 and January 1999, Mr. Benjamin was counsel to KWS&P/SFA Inc., a software provider to the pharmaceutical industry. Between April 1994 and July 1998, Mr. Benjamin was employed by Walsh International Inc., a software provider to the pharmaceutical industry, initially as Associate General Counsel and then as Vice President, General Counsel and Secretary.

     Brian G. Landry, 45, has served as our Vice President and Chief Information Officer since April 2000. Mr. Landry previously served as Vice President, I.S. product management from April 1999 to April 2000 and as Vice President and General Manager of our Minneapolis distribution center from November 1996 to April 1999. From October 1992 to October 1996, Mr. Landry was employed by Cardinal Health as a general manager of a distribution center.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
------    ---------------------------------------------------------------------

        The information set forth under the caption "Price Range Per Common Share" on page 1 of the registrant's 2001 Annual Report to Stockholders is incorporated herein by this reference.

Item 6.   Selected Financial Data
------    -----------------------

        The information set forth under the caption "Financial Highlights" on page 1 of the registrant's 2001 Annual Report to Stockholders is incorporated herein by this reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

RESULTS OF OPERATIONS

The table below sets forth certain statement of operations data for the last three fiscal years expressed as a percentage of net sales and in comparison with the prior fiscal year. Unless otherwise indicated, for purposes of this discussion, all references to "2001," "2000," and "1999" shall mean the Company's fiscal years ended June 30, 2001, June 30, 2000, and June 30, 1999, respectively.

                                 -------------------------------------------     --------------------------------
                                                                                  Percentage Change from Prior
                                          Percentage of Net Sales                             Year
                                 -------------------------------------------     --------------------------------
                                     2001            2000           1999           2000-2001         1999-2000
                                 -------------    -----------    -----------     -------------     --------------
Net sales                             100.00%        100.00%         100.00%            12.9%            78.8%
Gross profit                            4.18%          3.87%           5.09%            22.0%            35.8%
Total operating expenses               (2.54%)        (2.34%)         (3.27%)           22.7%            27.8%
                                 -------------    -----------    -----------

Income from operations                  1.64%          1.53%           1.82%            20.8%            50.2%
Interest expense, net                  (0.72%)        (0.66%)         (0.57%)           24.1%           107.9%
Other income, net                       0.00%          0.05%           0.05%           (94.0)%           70.8%
Income tax provision                   (0.36%)        (0.36%)         (0.49%)           13.2%            29.6%
                                 -------------    -----------    -----------
Net income                              0.56%          0.56%           0.81%            11.5%            23.8%
                                 =============    ===========    ===========

Fiscal year ended June 30, 2001, compared with the fiscal year ended June 30,
2000

     Net Sales Net sales increased $187.9 million to $1.646 billion, or 12.9%, for the fiscal year ended June 30, 2001, compared to the corresponding period of the prior year. Sales growth was primarily in the independent and regional pharmacy and national pharmacy chain groups. Sales to independent and regional pharmacies increased $102.3 million to $748.4 million, or 15.8%, as a result of the net increase in sales to existing customers and the addition of new customers. National pharmacy chain sales increased $404.2 million to $796.6 million, or 103.0%, over fiscal 2000 due to infrastructure investments and a focused effort on this trade class, while sales to healthcare providers decreased $318.7 million to $98.1 million, or 76.5%, as a result of the loss of two mail order customers during the fourth quarter of fiscal 2000.

     In addition, during fiscal 2001 we made $85.1 million in dock-to-dock sales, which are not included in net sales due to our accounting policy of recording only the commission on such transactions as a reduction to cost of sales in our consolidated statements of operations. Dock-to-dock sales represent bulk sales of pharmaceuticals to self-warehousing chain pharmacies for which we act only as an intermediary in the order and subsequent delivery of products to the customers' warehouses. The commission on dock-to-dock sales is typically lower than the gross profit realized on sales of products from inventory. Dock-to-dock sales were $46.8 million during fiscal 2000.

     Gross Profit Gross profit increased $12.4 million to $68.8 million, or 22.0%, for fiscal 2001, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 3.87% to 4.18% for the fiscal year ended June 30, 2001, compared to the corresponding period of the prior year. The increase in gross margin percentage was due to the discontinuance of lower gross profit business from the mail order customers mentioned above.

     Operating Expenses Operating expenses increased $7.8 million to $41.9 million, or 22.7%, for the fiscal year ended June 30, 2001 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for fiscal 2001 was 2.54%, an 8.5% increase from the comparable period of the prior year. The increase in operating expenses and the ratio of operating expenses to net sales resulted primarily from a shift in sales mix to accounts requiring a higher level of service and related expense.

     Interest Expense, Net Net interest expense increased $2.3 million to $12.0 million, or 24.1%, for the fiscal year ended June 30, 2001, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.72% from 0.66% for fiscal 2001, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowings related to our continued growth.

     Income Tax Provision Our effective income tax rate was 39.2% for the fiscal year ended June 30, 2001 compared to 38.8% for the corresponding period of the prior year. These rates were different from the statutory blended federal and state rates primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes. Our effective rate is slightly higher than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

Fiscal year ended June 30, 2000, compared with the fiscal year ended June 30,
1999

     Net Sales Net sales increased $642.7 million to $1.46 billion, or 78.8%, for the fiscal year ended June 30, 2000, compared with the fiscal year ended June 30, 1999. Sales were significantly impacted by our acquisition of Jewett Drug Co. in June 1999. Independent and regional pharmacy sales increased by $176.9 million to $646.1 million, or 37.7% from higher sales to existing customers and new customers, including those obtained in that acquisition. National pharmacy chain sales increased by $265.2 million to $392.5 million, or 208.5%, from higher sales to existing and new pharmacy chain customers resulting from a focused marketing effort on this trade class. Sales to healthcare providers increased by $200.0 million to $416.9 million, or 92.2%, compared with fiscal 1999, due to sales to a prescription benefit management company that became a customer as a result of the Jewett Drug Co. acquisition. The remaining $0.6 million sales increase was primarily from software sales by Tykon, Inc., which we acquired in September 1998. The supply contracts with two customers (including our largest customer at that time), representing approximately 23% of fiscal 2000 sales, were terminated in the fourth quarter of fiscal 2000. As a result, sales to healthcare providers decreased in fiscal 2001.

     In addition, during fiscal 2000, we made $46.8 million in dock-to-dock sales, which are not included in net sales due to our accounting policy of recording only the commission on such transactions as a reduction of cost of goods sold. There were $189.0 million of dock-to-dock sales in fiscal 1999.

     Gross Profit Gross profit increased $14.9 million to $56.4 million, or 35.8%, in fiscal 2000 compared with fiscal 1999 driven primarily by higher sales. As a percentage of net sales, gross margin decreased from 5.09% to 3.87% in fiscal 2000 compared with fiscal 1999. The decrease in gross margin percentage was mainly due to a shift in customer mix as a result of the Jewett Drug Co. acquisition, partially offset by higher sales of more profitable generic pharmaceutical products and sales of inventory acquired through advantageous purchasing.

     Operating Expenses Total operating expenses increased $7.4 million to $34.1 million, or 27.8%, in fiscal 2000, compared with fiscal 1999. As a percentage of net sales, total operating expenses decreased from 3.27% to 2.34% in fiscal 2000 compared with fiscal 1999. The increase in operating expenses in fiscal 2000 resulted primarily from our acquisition of Jewett Drug Co. The decrease in operating expense percentage for the year is due mainly to the increase in sales that generated a lower expense to sales ratio.

     Interest Expense, Net Net interest expense increased $5.0 million to $9.6 million, or 107.9%, in fiscal 2000, compared with fiscal 1999. As a percentage of net sales, net interest expense increased from 0.57% to 0.66% in fiscal 2000 compared with fiscal 1999. The increase in net interest expense was primarily the result of higher average outstanding borrowings in support of our growth and by higher weighted average interest rates. Weighted average interest rates increased 105 basis points to 7.31% for the year primarily due to market conditions during fiscal 2000.

     Income Tax Provision Our income tax rates of 38.8% in fiscal 2000 and 37.7% in fiscal 1999 differed from the statutory blended federal and state rates primarily due to the impact of the amortization of intangible assets that were not deductible for income tax purposes, partially offset by our equity in the net income of Pharmaceutical Buyers, a portion of which was excludable from taxable income.

Liquidity and Capital Resources

     Our working capital requirements are generally met through a combination of internally generated funds, borrowings under the revolving line of credit, the accounts receivable purchase facility, and trade credit from our suppliers. On July 5, 2001, stockholders' equity was increased by approximately $81.0 million as the result of our secondary stock offering. See Note 16 of "Notes to Consolidated Financial Statements."

     We use the following ratios as key indicators of our liquidity and working capital management:

                                                    June 30,    June 30,
                                                      2001        2000
                                                      ----        ----
        Working capital (000s)...................  $   97,533  $   93,556
        Current ratio............................   1.57 to 1   1.65 to 1

     Working capital and current ratio at June 30, 2001 are consistent with June 30, 2000 levels. Increases in accounts receivable and inventory are related to seasonal sales patterns and growth that have been offset by accounts payable increases tied to timing of inventory receipts and related payments.

     We invested $3.5 million in capital assets in fiscal 2001, as compared to $3.3 million in the corresponding period in the prior year. The fiscal 2001 expenditures were primarily related to the implementation of our new Enterprise Resource Planning computer system, which is scheduled to be completed by the end of the fiscal year 2002. This system integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

     Net cash outflows from financing activities totaled $3.5 million for the year ended June 30, 2001 as compared to net cash inflows of $54.6 million for the corresponding period in the prior year. During the current year, the capacity under our accounts receivable purchase facility increased which made available funds for repayment of the revolving credit facility. During the previous year, the inflows were associated with borrowings under the revolving credit facilities utilized to finance inventory builds.

     On June 12, 2001, our revolving line of credit was amended to increase the maximum borrowing capacity to $150 million and extend the term to August 2005. Under the loan agreement, the total amount of loans and letters of credit outstanding at any time may not exceed the lesser of an amount based on percentages of eligible inventories or our maximum borrowing capacity under this agreement but may not be less than $20 million. The advances currently bear interest at a base rate of the London Interbank Offering Rate (LIBOR) plus 2.00% (which was reduced to 1.75% after completion of the stock offering), or at the prime rate plus 0.25% per annum payable monthly. Through an interest rate swap agreement, we effectively fixed the interest rate on $20 million of our revolving line of credit at a nominal rate of 6.19%. The unused portion of the line of credit amounted to $56.9 million at June 30, 2001 and $22.0 million at June 30, 2000. The agreement expires in August 2005, and, therefore, the related debt has been classified as long-term. The revolving line of credit is secured by eligible inventories.

     In the first quarter of fiscal 1999, we entered into an accounts receivable purchase facility under an asset securitization structure with our primary lender. On June 8, 2001, this agreement was amended to increase the maximum amount of receivables eligible to be sold to $150 million from $117 million and the term was extended to August 2005. At June 30, 2001, the maximum amount of receivables eligible to be sold was $150 million. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to the Seller are sold, without recourse, to a multi-seller, asset backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We use the proceeds from the sale of our accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. Funding costs under this program represent the commercial paper rate plus certain program fees totaling an additional 0.75%. The portion of receivables not sold by the subsidiary remains an asset on the balance sheet ($45.4 million as of June 30, 2001).

     Stockholders' equity increased to $57.5 million at June 30, 2001 from $45.3 million at June 30, 2000, primarily due to net earnings during the period. The completion of the secondary stock offering in July 2001 further increased Stockholders' equity to $138.5 million. We believe that funds available under the line of credit, the securitization facility and the proceeds of the secondary stock offering, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.

Inflation

     Our financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of our ability to take advantage of forward purchasing opportunities, we believe that our gross profits generally increase as a result of manufacturers' price increases in the products we distribute. Gross profits may decline if the rate of price increases by manufacturers declines.

     Generally, price increases are passed through to customers as they are received by us and therefore reduce the negative effect of inflation. Other non-inventory cost increases, such as payroll, supplies and services, have been partially offset during the past three years by increased volume and productivity.


New Accounting Standards

     The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations completed after June 30, 2001. Adoption of SFAS No. 141 is not expected to impact our consolidated financial position.

     The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we will no longer be required or permitted to amortize goodwill reflected on our balance sheet. We will, however, be required to evaluate goodwill reflected on our balance sheet to determine whether the goodwill is impaired under the guidelines of the proposed standard. If we determine that the goodwill is impaired, we will be required to write-off a portion of the goodwill. As of June 30, 2001, we had approximately $42.0 million of goodwill on our balance sheet. During fiscal 2001, goodwill amortization amounted to approximately $1.9 million, which is expected to remain approximately the same for fiscal 2002. Under the standard we will not be required to adopt these rules until July 2002, which is the beginning of our fiscal year 2003. We have not yet performed valuations or appraisals to evaluate any potential goodwill impairment, and therefore no impairment, if any, is currently determinable. If a goodwill impairment exists at the date of adoption, any initial goodwill impairment will be recorded as a cumulative change in accounting principles.

     The Financial Accounting Standards Board has issued SFAS No. 143, "Asset Retirement Obligations." The new standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to impact our consolidated financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

        Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.3 million in annual interest expense. The recent reduction in interest rates should have a positive impact on our short-term interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations. At June 30, 2001, we had several arrangements as disclosed in Note 8 to our audited consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data
------    -------------------------------------------

                                                                                         ANNUAL REPORT REFERENCE
                                                                                  ---------------------------------------
Report of Independent Public Accountants                                                         Page 15
Consolidated Balance Sheets at June 30, 2001 and June 30, 2000                                   Page 16
Consolidated Statements of Operations for the years ended June 30, 2001,
   June 30, 2000, and June 30, 1999                                                              Page 17
Consolidated Statements of Stockholders' Equity for the years
   Ended June 30, 2001, June 30, 2000, and June 30, 1999                                         Page 18
Consolidated Statements of Cash Flows for the years ended June 30, 2001,
   June 30, 2000, and June 30, 1999                                                              Page 19
Notes to Consolidated Financial Statements                                                       Page 20

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To D&K Healthcare Resources, Inc.:

We have audited the accompanying consolidated balance sheets of D&K Healthcare Resources, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

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




/s/ Arthur Andersen LLP

St. Louis, Missouri
August 7, 2001

                D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
(in thousands, except share and per share data)                  (PRO FORMA)
-------------------------------------------------------------------------------------------------------------------
                                                                June 30, 2001     June 30, 2001      June 30, 2000
-------------------------------------------------------------------------------------------------------------------
Assets                                                          (See Note 16)
Current Assets
  Cash (including restricted cash)                                  $   9,006         $   7,516          $   3,661
  Receivables, net of allowance for doubtful accounts of
    $2,197 and $1,411, respectively                                    46,419            45,131             29,923
  Inventories                                                         214,739           214,739            202,467
   Deferred income taxes                                                1,540             1,540                441
  Prepaid expenses and other current assets                             1,280             1,124              1,002
                                                                ---------------------------------------------------
            Total current assets                                      272,984           270,050            237,494
Property and Equipment, net of accumulated depreciation
  and amortization                                                     11,026            10,865              8,184
Investment in PBI                                                          --             4,552              4,395
Other Assets                                                            3,195             2,758              1,830
Intangible assets, net of accumulated amortization                     52,066            41,979             42,516
                                                                ---------------------------------------------------
              Total assets                                          $ 339,271         $ 330,204          $ 294,419
                                                                ===================================================

Liabilities and Stockholders' Equity
Current Liabilities
  Current maturities of long-term debt                              $   1,242         $     320          $     305
  Accounts payable                                                    158,966           158,930            134,834
  Accrued expenses                                                     13,973            13,267              8,799
                                                                ---------------------------------------------------
           Total current liabilities                                  174,181           172,517            143,938
Long-term Liabilities                                                   2,300             2,300                700
Deferred Income Taxes                                                   3,388             3,388              4,869
Long-term Debt                                                         20,862            94,489             99,647
                                                                ---------------------------------------------------
            Total liabilities                                         200,731           272,694            249,154
Stockholders' Equity
  Preferred stock                                                          --                --                 --
  Common stock                                                             73                47                 45
  Paid-in capital                                                     115,010            34,006             30,335
   Accumulated other comprehensive loss                                  (356)             (356)                --
   Retained earnings                                                   29,359            29,359             20,431
   Less treasury stock                                                 (5,546)           (5,546)            (5,546)
                                                                ---------------------------------------------------
    Total stockholders' equity                                        138,540            57,510             45,265
                                                                ---------------------------------------------------
    Total liabilities and stockholders' equity                      $ 339,271         $ 330,204          $ 294,419
                                                                ===================================================

Preferred stock has no par value; 1 million shares are authorized. At June 30, 2001 and 2000, no shares were issued or outstanding.

Common stock has a par value of $.01 per share; 10 million shares are authorized; 4,708,031 and 4,484,329 shares were issued at June 30, 2001 and 2000, respectively. At June 30, 2001, 4,411,631 shares were outstanding and 296,400 shares were held in treasury. At June 30, 2000, 4,187,929 shares were outstanding and 296,400 shares were held in treasury.

The accompanying notes are an integral part of these statements.

                D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)                              For the Years Ended
---------------------------------------------------------------------------------------------------------
                                                     June 30, 2001      June 30, 2000      June 30, 1999
---------------------------------------------------------------------------------------------------------
Net Sales                                              $ 1,645,993        $ 1,458,047          $ 815,319
Cost of Sales                                            1,577,169          1,401,625            773,783
                                                     ----------------------------------------------------
  Gross profit                                              68,824             56,422             41,536
Depreciation and Amortization                                3,428              3,118              1,647
Operating Expenses                                          38,450             31,005             25,047
                                                     ----------------------------------------------------
  Income from operations                                    26,946             22,299             14,842
                                                     ----------------------------------------------------
Other Income (Expense):
  Interest expense
                                                           (13,311)           (10,643)            (5,266)
  Interest income                                            1,352              1,007                630
  Equity in net income of PBI                                  607                634                332
  Other, net                                                  (563)               102                 99

                                                     ----------------------------------------------------

                                                           (11,915)            (8,900)            (4,205)
                                                     ----------------------------------------------------
  Income before income
     tax provision                                          15,031             13,399             10,637
                                                     ----------------------------------------------------
Income Tax Provision                                         5,887              5,200              4,012
                                                     ----------------------------------------------------
  Net income                                           $     9,144        $     8,199          $   6,625
                                                     ====================================================


Basic Earnings Per Share                               $      2.16        $      1.93          $    1.72
                                                     ====================================================

Diluted Earnings Per Share                             $      2.02        $      1.84          $    1.58
                                                     ====================================================

The accompanying notes are an integral part of these statements.

                D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                                                     Other
                                                         Common      Paid-In     Comprehensive     Retained    Treasury
                                                          Stock      Capital          Loss         Earnings      Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                 $   37      $15,075       $   --         $  5,607    $    --     $ 20,719
    Common stock issued                                       6       12,843           --               --         --       12,849
    Stock options exercised, including tax benefit            1        1,637           --               --         --        1,638
    Treasury stock acquired                                  --           --           --               --       (944)        (944)
    Net Income                                               --           --           --            6,625         --        6,625
                                                         --------------------------------------------------------------------------
Balance at June 30, 1999                                     44       29,555           --           12,232       (944)      40,887
    Stock options exercised, including tax benefit            1          780           --               --         --          781
    Treasury stock acquired                                  --           --           --           (4,602)     (4,602)         --
    Net Income                                               --           --           --            8,199                   8,199
                                                         --------------------------------------------------------------------------
Balance at June 30, 2000                                     45       30,335           --           20,431      (5,546)     45,265
    Comprehensive income:
        Net income                                           --           --           --            9,144          --       9,144
      Change in value of cash flow hedge, net of $227
              tax benefit                                    --           --         (356)              --          --        (356)
                                                                                                                          ---------
            Total comprehensive income                                                                                       8,788
    Stock options exercised, including tax benefit            2        3,671           --               --          --       3,673
    Dividends paid ($0.05/share)                             --           --           --             (216)         --        (216)
                                                         --------------------------------------------------------------------------
Balance at June 30, 2001                                 $   47      $34,006       $ (356)        $ 29,359    $ (5,546)   $ 57,510
                                                         --------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                            For the Years Ended
-------------------------------------------------------------------------------------------------------------
                                                           June 30, 2001     June 30, 2000     June 30, 1999
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                  $   9,144        $    8,199        $    6,625
  Adjustments to reconcile net income to net cash
     flows from operating activities--
       Depreciation and amortization                              3,428             3,118             1,647
       Amortization of debt issuance costs                        1,126               764               477
       Gain from sale of assets                                     (57)              (16)               (9)
       Equity in net income of PBI                                 (607)             (634)             (332)
       Deferred income taxes                                     (1,653)              270               492
       (Increase) decrease in receivables, net                   (5,577)          (15,034)           41,182
       Decrease (increase) in inventories                         2,472           (36,839)          (42,437)
       Increase in prepaid expenses and other
         current assets                                            (722)             (792)              (47)
       Increase (decrease) in accounts payable                    7,519            (7,526)           39,297
       Increase (decrease) in accrued expenses                    3,972               963            (7,729)
       Other, net                                                   925              (427)             (157)
                                                           --------------------------------------------------
         Net cash flows from operating activities                19,970           (47,954)           39,009
                                                           --------------------------------------------------

Cash Flows from Investing Activities
  Payments for acquisitions, net of cash acquired                (9,037)               --           (13,961)
  Investment in other assets                                       (650)             (804)               --
  Cash dividend from PBI                                            450               350               350
  Purchases of property and equipment                            (3,450)           (3,270)             (879)
  Proceeds from sale of assets                                       57                16               752
                                                           --------------------------------------------------
         Net cash flows from investing activities               (12,630)           (3,708)          (13,738)
                                                           --------------------------------------------------

Cash Flows from Financing Activities
  Borrowings under revolving line of credit                     662,183           538,303           487,844
  Repayments under revolving line of credit                    (667,023)         (479,767)         (513,714)
  Proceeds from equipment loan                                       --               965                --
  Payments of long-term debt                                        (17)             (283)           (1,973)
  Payments of capital lease obligations                            (286)             (118)               (9)
  Proceeds from exercise of stock options                         2,349               399               822
  Payment of dividends                                             (216)               --                --
  Purchase of treasury stock                                         --            (4,602)             (944)
  Payments of deferred debt costs                                  (475)             (282)             (640)
                                                           --------------------------------------------------
       Net cash flows from financing activities                  (3,485)           54,615           (28,614)
                                                           --------------------------------------------------
       Increase (decrease) in cash                                3,855             2,953            (3,343)
Cash, beginning of period                                         3,661               708             4,051
                                                           --------------------------------------------------
Cash, end of period                                           $   7,516        $    3,661        $      708
                                                           --------------------------------------------------

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for--
       Interest                                               $  12,139        $   10,499        $    4,927

       Income taxes, net                                      $   7,168        $    3,698        $    2,755

The accompanying notes are an integral part of these statements.

                D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of all divisions and wholly-owned subsidiaries of D&K Healthcare Resources, Inc. (the Company). All significant intercompany accounts and transactions are eliminated.

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

In 2001 sales to one customer represented approximately 16% of total net sales. In 2000 and 1999, sales to two different customers represented approximately 18% and 12% of total net sales, respectively. The supply contracts with two customers (including the Company's then largest customer), representing approximately 23% of fiscal 2000 sales, were terminated in the fourth quarter of fiscal 2000.

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

Revenue Recognition

Revenue is recognized when products are shipped or services are provided to customers. During 2001, 2000 and 1999, the Company had $85.1 million, $46.8 million, and $189.0 million, respectively, of "dock-to-dock" sales, which are excluded from net sales due to the Company's policy of recording only the commission on such transactions as a reduction against cost of goods sold in the consolidated statements of operations. Dock-to-dock sales represent large volume sales of pharmaceuticals to major self-warehousing retail chain pharmacies whereby the Company acts as an intermediary in the order and subsequent delivery of products to the customers' warehouses. Shipping and handling costs associated with the shipment of goods are recorded as operating expenses in the consolidated statements of operations.

Restricted Cash

Restricted cash of $7.5 million and $3.7 million, respectively, at June 30, 2001 and June 30, 2000, represents cash receipts from customers that must be used to reduce borrowings under the revolving line of credit and are included in cash.

Inventories

Inventories consist of pharmaceutical drugs and related over-the-counter items, which are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are charged to operations primarily using the straight-line method over the shorter of the estimated useful lives of the various classes of assets, which vary from 2 to 30 years, or the lease term for leasehold improvements. For income tax purposes, accelerated depreciation methods are used. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets.

Long-Lived Assets

If facts and circumstances suggest that a long-lived asset, including goodwill, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

Interest Rate Risk Management

At the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standard No. 133, as amended, "Accounting for Derivatives and Hedging Activity". Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to stockholders' equity through other comprehensive income. The adoption of this standard did not have a material impact on the Company's consolidated financial statements taken as a whole. The Company does not use derivative instruments for trading or speculative purposes.

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

Book Overdrafts

Accounts payable includes book overdrafts (outstanding checks) of $10.6 million and $7.6 million at June 30, 2001 and June 30, 2000, respectively.

Treasury Stock

In May 1999, the board of directors authorized the repurchase of up to 300,000 shares of the Company's outstanding common stock. The shares were acquired in the open market during the twelve-month period from the date of authorization. Of the 300,000 shares authorized, 296,400 shares were purchased during the program.

Earnings per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. All share and per share amounts have been stated in accordance with the provisions of SFAS No. 128 (see Note 13).

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

Note 2.   Acquisitions:

On June 15, 2001, the Company acquired 100% of the outstanding stock of Diversified Healthcare, LLC, a pharmaceutical distribution company based in Owensboro, Kentucky, that provides comprehensive pharmaceutical distribution services to customers in the Midwest region. This transaction was accounted for under the purchase method of accounting. The purchase price for this acquisition was approximately $9.0 million, consisting of $7.5 million in cash and a $1.5 million 2-year note. Approximately $0.8 million of goodwill was recorded as part of this transaction, which will be amortized over 25 years. The purchase price allocation was based on preliminary estimates of fair value and may be revised at a later date. Results of operations were not significantly impacted during fiscal year 2001 as a result of this transaction.

On June 1, 1999, the Company acquired 100% of the outstanding stock of Jewett Drug Co. ("Jewett"), a pharmaceutical distribution company based in Aberdeen, South Dakota, that provides comprehensive pharmaceutical distribution services to customers in the Upper Midwest and Great Plains region. This transaction was accounted for under the purchase method of accounting. The aggregate purchase price for this acquisition of $34.3 million consisted of $21.5 million in cash and $12.8 million (555,556 shares) of the Company's common stock. In connection with the transaction, the Company paid investment banking fees of $0.8 million to a firm that employs a member of the Company's Board of Directors.

During fiscal 2001, the Company made certain additional investments in companies in healthcare related industries. These investments are accounted for using the cost method.

Note 3.   Property and Equipment:

Property and equipment consisted of the following (in thousands):

                                                  June 30, 2001   June 30, 2000
                                                  -------------   -------------
          Land                                      $    535        $    383
          Building and improvements                    3,338           3,870
          Fixtures and equipment                      12,547           9,137
          Leasehold improvements                       2,728           1,981
          Vehicles                                       749             674
                                                  -----------------------------
                                                      19,897          16,045
          Less-Accumulated depreciation and
            amortization
                                                      (9,032)          (7,861)
                                                  ----------------------------
                                                    $ 10,865        $  8,184
                                                  =============================

Total depreciation and amortization relating to property and equipment was $1.6 million in 2001 and $1.2 million in 2000. The Company leases certain properties under capital leases. Capital lease asset balances consist of buildings of $1.8 million as of June 30, 2001 and 2000 with related accumulated amortization of approximately $345,000 and $146,000 respectively.

Note 4.   Investment in PBI:

In November 1995, the Company purchased approximately 50% of the capital stock of Pharmaceutical Buyers, Inc. ("PBI"), a Colorado-based group purchasing organization. Pursuant to the transaction, the Company acquired approximately 50% of the voting and non-voting common stock of PBI for $3.75 million in cash. The Company's investment in PBI is accounted for under the equity method.

The Company's equity in the net income of PBI totaled $607,000, $634,000, and $332,000, respectively, for 2001, 2000, and 1999, which is net of amortization of goodwill associated with its investment in PBI of $276,000 for each of these years. The PBI goodwill is being amortized using the straight-line method over a period of 25 years. During 2001, 2000, and 1999, the Company received cash dividends of $450,000, $350,000 and $350,000 from PBI, which were recorded as a reduction in the carrying amount of the investment.

Summarized balance sheet information for PBI for its fiscal year ended December 31, 2000 and unaudited information for the periods ended June 30, 2001 and 2000 included (in millions):

                                                                             (unaudited)
                                                                             -----------
                                                              ------------------------------------------
                                      December 31, 2000         June 30, 2001          June 30, 2000
                                      -----------------         -------------          -------------
      Current assets                        $ 2.9                   $ 2.9                  $ 2.7
      Non-current assets                      0.6                     0.6                    0.6
      Current liabilities                     1.6                     1.7                    1.5
      Non-current liabilities                 3.4                     3.4                    4.3

Summarized income statement information for PBI for its fiscal year ended December 31, 2000 and unaudited information for the six months ended June 30, 2001, 2000 and 1999 included (in millions):

                                 12 months ended                           Six months ended (unaudited)
                                                         -----------------------------------------------------------------
                                December 31, 2000          June 30, 2001          June 30, 2000          June 30, 1999
                                -----------------          -------------          -------------          -------------
Net revenue                           $ 5.8                    $ 3.0                  $ 2.9                  $ 2.7
Net income                              1.9                      0.8                    0.8                    0.6

In connection with our investment in Pharmaceutical Buyers, the Company entered into an agreement pursuant to which MassMutual is entitled to exchange its capital stock of Pharmaceutical Buyers with us at fair market value. The Company has the right, and it is their intention, to satisfy this exchange with cash. If the Company elects not to satisfy the exchange with cash, the Company could satisfy the exchange with shares of its common stock, in which case MassMutual would have certain registration rights.

Certain other shareholders of PBI have the option to exchange their combined 20% ownership interests in PBI for shares of the Company's common stock under the terms of the original purchase agreement. Those options have been determined to be dilutive in 2001 and 2000 and are included in the reconciliation of the basic and the diluted earnings per share computation (See Note 13). See Note 16 regarding the subsequent conversion of these interests into the Company's stock.

Note 5.   Intangible Assets:

Intangible assets consisted of the following (in thousands):

                                                                              June 30, 2001    June 30, 2000
                                                                              -------------    -------------
          Excess of purchase price over fair value of net assets acquired        $48,271          $50,461

          Less-Accumulated amortization                                           (6,292)          (7,945)
                                                                              ------------------------------
                                                                                 $41,979          $42,516
                                                                              ==============================

The excess of purchase price over the fair value of net assets acquired is being amortized using the straight-line method over periods of 10 to 40 years. Amortization of intangible assets totaled $1.9 million in 2001, $1.8 million in 2000, and $0.6 million in 1999. Certain intangible assets were fully amortized during 2001 and were accordingly eliminated from both the asset and related accumulated amortization.

Note 6.   Long-Term Debt:

Long-term debt consists of the following (in thousands):

                                                             June 30, 2001     June 30, 2000
                                                             -------------     -------------
          Revolving line of credit with banks                   $93,151           $97,990
          Other, including capital lease obligations              1,658             1,962
                                                             -------------------------------
                                                                 94,809            99,952
          Less--Current maturities
                                                                   (320)             (305)
                                                             -------------------------------
                                                                $94,489           $99,647
                                                             ===============================

As of June 30, 2001, the revolving line of credit had a maximum borrowing capacity of $150 million, expiring in August 2005. Under the loan agreement, the total amount of loans and letters of credit outstanding at any time may not exceed the lesser of an amount based on percentages of eligible inventories (the borrowing base formula), or our maximum borrowing capacity under this agreement but may not be less than $20 million. The advances currently bear interest at a base rate of the London Interbank Offering Rate (LIBOR) plus 2.00% (which was reduced to 1.75% after completion of the stock offering), or at the prime rate plus 0.25% per annum payable monthly. The Company was required to pay annual facility fees of $521,323 and $398,250, respectively, in 2001 and 2000. At June 30, 2001 and June 30, 2000, the borrowing base formula amounted to $132.2 million and $120.0 million, respectively. At June 30, 2001 and June 30, 2000, the unused portion of the line of credit amounted to $56.9 million and $22.0 million, respectively. The agreement expires August 7, 2005, and, therefore, the related debt has been classified as long-term. The revolving line of credit is secured by eligible inventories.

The Company is required under the terms of its debt agreements to comply with certain financial covenants, including those related to interest coverage ratios and cash flow to fixed charges ratios. The Company also is limited in its ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of its lenders.

In June 2000, the Company entered into a $965,000 equipment financing arrangement with a five-year term ending July 2005. The arrangement provides for monthly payments bearing interest at LIBOR plus 1.95%. This arrangement is secured by the equipment purchased with the proceeds.

At June 30, 2001, maturities of long-term debt, including capital lease obligations, were as follows (in thousands):

                    Fiscal Year Ending June 30,
                    ---------------------------
                               2002                   $ 320
                               2003                     340
                               2004                     369
                               2005                     402
                               2006                  93,339
                            Thereafter                   39
                                                   ---------
                                                    $94,809
                                                   =========

At June 30, 2001 and June 30, 2000, the fair value of long-term debt approximated its current carrying value.

Note 7.   Accounts Receivable Securitization:

During 1999, the Company and its wholly-owned, bankruptcy-remote subsidiary ("Seller") established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to the Seller are sold, without recourse, to a multi-seller, asset backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. The Company utilizes proceeds from the sale of its accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. Funding costs under this program represent the commercial paper rate plus certain program fees totaling an additional 0.75%. The securitization program currently has a maximum capacity of $150 million and expires in August 2005. The funding cost of the securitization program for fiscal year 2001 was $6.0 million.

Under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No.
140) the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit were $110.0 and $75.0 million at June 30, 2001 and 2000, respectively.

The Seller is a separate legal entity from the Company. The Seller's assets are available first and foremost to satisfy the claims of its creditors. Eligible receivables, as defined in the securitization agreement, consist of trade receivables from our subsidiaries, excluding non-pharmaceutical receivables, reduced for certain items, including past due balances and concentration limits. Of the eligible pool of receivables contributed to the Seller, undivided interests in only a portion of the pool are sold to the Conduit. The portion of eligible receivables not sold to the Conduit remains an asset of the Seller ($45.4 million as of June 30, 2001). The Seller's interest in these receivables is subordinate to the Conduit's interest in the event of default under the securitization agreement.

Note 8.   Derivative Instruments:

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Accordingly, the Company adopted the provisions of this on July 1, 2000, resulting in an increase in stockholders' equity of approximately $69,000. At June 30, 2001, the Company had recorded short-term liabilities of approximately $90,000 and long-term liabilities of approximately $640,000 relating to derivative instruments.

Through an interest rate swap agreement, the Company effectively fixed the interest rate on $20 million of our revolving line of credit at a nominal rate of 6.19%. This interest rate derivative instrument has been designated as a cash flow hedging instrument. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. During fiscal 2001, approximately $356,000, net of $227,000 of tax, was recorded as other comprehensive loss. No gain or loss representing the ineffectiveness of the cash flow hedge was recognized in other expense, as this derivative instrument represents a perfect hedge.

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, the Company believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. To manage its variable funding cost exposure under the securitization, the Company has entered into two swap agreements. Under the first agreement, which expires in August 2003, the commercial paper rate on $25 million of the outstanding securitization balance shall not exceed 4.71%. Under the second agreement, which expires in August 2004, the commercial paper rate on an additional $25 million of the outstanding securitization balance shall not exceed 5.00%. During fiscal 2001, approximately $265,000 of charges related to our derivative instruments was recorded as other net expense.

Note 9.   Commitments and Contingencies:

The Company leases office and warehouse space and other equipment through noncancelable operating leases. Rental expense under operating leases was $2.3 million, $1.9 million, and $0.9 million in 2001, 2000, and 1999, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at June 30, 2001, are $8.3 million and payments during the succeeding five years are: 2002, $2.1 million; 2003, $1.9 million; 2004, $1.7 million; 2005, $1.0 million; 2006, $1.0 million; and thereafter $0.6 million.

There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

Note 10.  Stock Options:

In 1992, the Company adopted a Long-Term Incentive Plan that authorized the Stock Option and Compensation Committee of the Board of Directors (the Committee) to grant key employees and officers of the Company incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. Options to purchase up to 200,000 shares of common stock were authorized under the Long-Term Incentive Plan. The Committee determines the price (which may not be less than fair market value on the date of grant) and terms at which awards may be granted, along with the duration of the restriction periods and performance targets. In 1999, the Company's shareholders approved an Amended and Restated Long-Term Incentive Plan (Long-Term Incentive Plan) that increased the number of shares available for grant to 850,000 shares. Stock options granted under the Long-Term Incentive Plan are not exercisable earlier than six months from the date of grant (except in the case of death or disability of the employee holding the same), nor later than ten years from the date of grant.

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

The following tables summarize information about options at June 30, 2001:

                           ------------------------------------------------------------------  ------------------------------------
                                                  Options Outstanding                               Options Exercisable
                           ------------------------------------------------------------------  ------------------------------------

 Range of Exercise Price   Number Outstanding         Weighted Average       Weighted Average  Number Exercisable  Weighted Average
                                                Remaining Contractual Life    Exercise Price                        Exercise Price
---------------------------------------------------------------------------------------------  ------------------------------------
 $3.375 to $6.625               143,698                 4.48 years               $  4.93             143,698            $  4.93
 $11.25 to $16.50               352,000                 9.31 years               $ 13.13             284,000            $ 13.07
 $20.00 to $21.375               31,000                 9.56 years               $ 21.33               1,000            $ 20.00
                           ------------------                                                  -----------------
                                526,698                 8.00 years               $ 11.38             428,698            $ 10.35
                           ==================                                                  =================

Changes in options outstanding under the Company's Long-Term Incentive Plan and the 1993 Plan are as follows:

                                                                                                   Weighted Average
                                                                     Number of Shares               Exercise Price
                                                                     ----------------               --------------
                    Outstanding at June 30, 1998                          441,998                      $    7.13
                       Granted 1999                                       169,200                          19.64
                       Exercised 1999                                    (112,000)                          7.33
                       Canceled 1999                                       (3,000)                         11.25
                                                                ---------------------------------------------------------
                    Outstanding at June 30, 1999                          496,198                          11.32
                       Granted 2000                                       165,000                          20.23
                       Exercised 2000                                     (80,200)                          4.72
                       Canceled 2000                                     (321,800)                         20.40
                                                                ---------------------------------------------------------
                    Outstanding at June 30, 2000                          259,198                           7.77
                       Granted 2001                                       508,500                          13.62
                       Exercised 2001                                    (215,000)                         10.93
                       Canceled 2001                                      (26,000)                         21.10
                                                                ---------------------------------------------------------
                    Outstanding at June 30, 2001                          526,698                      $   11.38
                                                                          =======

Stock options exercisable at June 30, 2001, June 30, 2000, and June 30, 1999 were 428,698, 249,198, and 451,198, respectively, with a weighted average exercise price of $10.35, $7.42, and $10.12, respectively.

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

                                           2001          2000         1999
                                           ----          ----         ----
        Net income - as reported          $9,144        $8,199       $6,625
        Net income  - pro forma           $7,496        $7,579       $5,721
        Earnings per share:
            Basic - as reported           $ 2.16        $ 1.93       $ 1.72
            Basic - pro forma             $ 1.76        $ 1.79       $ 1.49
            Diluted - as reported         $ 2.02        $ 1.84       $ 1.58
            Diluted - pro forma           $ 1.66        $ 1.70       $ 1.37

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                           2001          2000         1999
                                           ----          ----         ----
        Risk free interest rates           4.81%         6.30%        4.89%
        Expected life of options         5.0 years     5.0 years    5.0 years
        Volatility of stock price            46%           42%          40%
        Expected dividend yield            0.01%           N/A          N/A
        Fair value of options granted      $5.98         $10.37       $8.38

Note 11.  Income Taxes:

The components of the income tax provision were as follows (in thousands):

                                           2001          2000         1999
                                           ----          ----         ----
        Current tax provision            $  7,540      $ 4,893      $ 3,354
        Deferred tax provision             (1,653)         307          658
                                         ----------------------------------
        Income tax provision             $  5,887      $ 5,200      $ 4,012
                                         ==================================

The actual income tax provision differs from the expected income tax provision, computed by applying the U.S. statutory Federal tax rates of 34.3%, 34.1%, and 34.0% in 2001, 2000 and 1999, respectively, to income before income tax provision, as follows (in thousands):

                                                                 2001          2000        1999
                                                                 ----          ----        -----
        Current expected income tax provision                   $5,156        $4,570      $3,617
        Amortization of intangible assets not deductible
          for income tax purposes                                  210           203         202
        Equity in net income of PBI not taxable for
          income tax purposes                                     (242)         (248)       (166)
        State income taxes, net of Federal benefit                 531           569         439
        Other, net                                                 232           106         (80)
                                                               ----------------------------------
                                                                $5,887        $5,200      $4,012
                                                               ==================================

At June 30, 2001 and June 30, 2000, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                        2001         2000
                                                        ----         ----
        Deferred tax assets:
          Allowance for doubtful accounts             $   739      $   564
          Accrued expenses                                986          771
          Capital lease obligations                       112          112
          Inventories                                     830        1,001
          Net operating loss carryforwards                555          102
          Items related to DHI acquisition                927           --
          Other                                           168          171
                                                     ----------------------
            Total deferred tax assets                 $ 4,317      $ 2,721
                                                     ----------------------
        Deferred tax liabilities:
          Property and equipment                      $  (470)     $  (467)

                Inventories                            (3,709)      (5,657)
                Intangibles                            (1,014)        (407)
                Accounts receivable                      (156)        (154)
                Other                                    (816)        (464)
                                                     ----------------------
                  Total deferred tax liabilities      $(6,165)     $(7,149)
                                                     ----------------------
                Net deferred tax liabilities          $(1,848)     $(4,428)
                                                     ======================

The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code or individual states and if not utilized by the Company, the net operating loss carryforwards will expire beginning in 2007.

Note 12.   Employee Benefit Plans

The Company has a defined contribution 401(k) plan covering substantially all of its employees. Plan participants may contribute up to 20% of their annual compensation, subject to certain limitations. The Company contribution is discretionary and was equivalent to 25% of employees' contributions up to a maximum contribution based on 6% of eligible compensation through December 31, 1999. On January 1, 2000 the discretionary match was raised to 50% of employees' contributions up to a maximum contribution based on 6% of eligible compensation. Expenses related to the plan were $234,000 in 2001, $176,000 in 2000, and $66,000 in 1999. Jewett has a defined contribution 401(k)/profit sharing plan covering substantially all of its employees. Jewett made a discretionary contribution of $100,000 to this plan in 2001 and 2000. Jewett also participates in the Central States Pension, a multi-employer pension plan, on behalf of its union employees in accordance with the union agreement. The expenses relating to this plan during both 2001 and 2000 were approximately $17,000.

The Company also has an executive retirement benefit plan, implemented in 1998, that provides supplemental pre-retirement life insurance plus supplemental retirement income to key executives. The life insurance benefit is calculated at three times the participant's annual salary. The retirement income benefit is provided through discretionary contributions to each participant's account, which vest 20% annually and are fully vested upon attaining age 65. Upon retirement, the accumulated account balance is paid to the participant over 15 years in quarterly benefit payments. The Company's expense related to the plan was $241,000 in 2001, $213,000 in 2000, and $245,000 in 1999.

Note 13.   Earnings Per Share:

SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. The reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations are as follows (in thousands, except for shares and per share amounts):

                                                                                          2001
                                                                -----------------------------------------------------------

                                                                      Income               Shares            Per-Share
                                                                   (Numerator)          (Denominator)         Amount
                                                                   -----------          -------------         ------
           Basic Earnings Per Share:
             Net income available to common shareholders              $9,144              4,239,099            $2.16

           Effect of Diluted Securities:
             Options and warrants                                         --                126,658
             Convertible PBI stock                                        95                200,000
                                                                ------------------------------------------

           Diluted Earnings Per Share:
             Net income available to common shareholders plus
                        assumed conversions                           $9,239              4,565,757            $2.02
                                                                ------------------------------------------

                                                                                           2000
                                                                -----------------------------------------------------------

                                                                       Income               Shares            Per-Share
                                                                    (Numerator)          (Denominator)         Amount
                                                                    -----------          -------------         ------
           Basic Earnings Per Share:
             Net income available to common shareholders              $8,199              4,240,951            $1.93

           Effect of Diluted Securities:
             Options and warrants                                         --                108,925
             Convertible PBI stock                                       152                200,000
                                                                ------------------------------------------

           Diluted Earnings Per Share:
             Net income available to common shareholders plus
               assumed conversions                                    $8,351              4,549,876            $1.84
                                                                ------------------------------------------

                                                                                           1999
                                                                -----------------------------------------------------------

                                                                       Income               Shares            Per-Share
                                                                    (Numerator)          (Denominator)         Amount
                                                                    -----------          -------------         ------
           Basic Earnings Per Share:
             Net income available to common shareholders              $6,625           3,846,837               $1.72

           Effect of Diluted Securities:
             Options and warrants                                         --             173,039
             Convertible PBI stock                                        41             200,000
                                                                ------------------------------------------

           Diluted Earnings Per Share:
             Net income available to common shareholders plus
               assumed conversions                                    $6,666           4,219,876               $1.58
                                                                -----------------------------------------

Note 14.   Effect of New Accounting Standards:

     The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations completed after June 30, 2001. Adoption of SFAS No. 141 is not expected to impact our consolidated financial position.

The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, the Company will no longer be required or permitted to amortize goodwill reflected on the balance sheet. The Company will, however, be required to evaluate goodwill reflected on the balance sheet to determine whether the goodwill is impaired under the guidelines of the proposed standard. If the Company determines that the goodwill is impaired, it will be required to write-off a portion of the goodwill. As of June 30, 2001, the Company had approximately $42.0 million of goodwill on the balance sheet. During fiscal 2001, goodwill amortization amounted to approximately $1.9 million, which is expected to remain approximately the same for fiscal 2002. Under the standard the Company will not be required to adopt these rules until July 2002, which is the beginning of fiscal year 2003. The Company has not yet performed valuations or appraisals to evaluate any potential goodwill impairment, and therefore no impairment, if any, is currently determinable. If goodwill impairment exists at the date of adoption, any initial goodwill impairment will be recorded as a cumulative change in accounting principles.

     The Financial Accounting Standards Board has issued SFAS No. 143, "Asset Retirement Obligations." The new standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to impact our consolidated financial position.

Note 15.   Business Segments:

During the fourth quarter of fiscal 1999, the Company adopted SFAS No. 131. This statement establishes standards for the way public companies report information about operating segments that is consistent with that made available to management of the Company in allocating resources and assessing performance.

After application of the aggregation criteria, the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No.
131. This segment is described in Note 1. The Company's equity investment in PBI (see Note 4) is a second segment. Two wholly-owned software subsidiaries; Viking Computer Services, Inc. and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two segments are combined as Other in the table that follows.

Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. During fiscal 2001, approximately 93% of net sales were branded pharmaceuticals, 5% were generic pharmaceuticals, and 2% were various health and beauty products. The Company operates principally in the United States. Intersegment sales have been recorded at amounts approximating market. Interest and corporate expenses are allocated to wholly-owned subsidiaries only. Assets have been identified with the segment to which they relate.

                                                                                   For the Years Ended
                                                                   -----------------------------------------------------

(in thousands)                                                      June 30, 2001      June 30, 2000      June 30, 1999
                                                                    -------------      -------------      -------------
Sales to unaffiliated customers --
         Wholesale drug distribution                                     $1,643,594       $1,455,421         $ 813,287
         Other                                                                2,399            2,626             2,032
                                                                   -----------------------------------------------------
              Total                                                      $1,645,993       $1,458,047         $ 815,319

Intersegment sales --
         Wholesale drug distribution                                     $       --       $       --         $      --
         Other                                                                  891              329                75
         Intersegment eliminations                                             (891)            (329)              (75)
                                                                   -----------------------------------------------------
              Total                                                      $       --       $       --         $      --

Gross profit --
         Wholesale drug distribution                                    $    66,070       $   53,923         $  39,549
         Other                                                                2,754            2,499             1,987
                                                                   -----------------------------------------------------
              Total                                                     $    68,824       $   56,422         $  41,536

Depreciation and amortization --
         Wholesale drug distribution                                    $     3,177       $    2,884         $   1,457
         Other                                                                  527              510               466
         Less:  PBI amortization (1)                                           (276)            (276)             (276)
                                                                   -----------------------------------------------------
              Total                                                     $     3,428       $    3,118         $   1,647

Interest expense -
         Wholesale drug distribution                                    $    13,148       $   10,517         $   5,260
         Other                                                                  163              126                 6
                                                                   -----------------------------------------------------
              Total                                                     $    13,311       $   10,643         $   5,266

Earnings before income tax provision -
         Wholesale drug distribution                                    $    14,150       $   12,692         $  10,073
         Other                                                                  881              707               564
                                                                   -----------------------------------------------------
              Total                                                     $    15,031       $   13,399         $  10,637

Purchases of property and equipment -
         Wholesale drug distribution                                    $       555       $    1,913         $     292
         Other                                                                   46              111                10
         Other unallocated Corporate amounts                                  2,849            1,246               577
                                                                   -----------------------------------------------------
              Total                                                     $     3,450       $    3,270         $     879

Identifiable assets -
         Wholesale drug distribution                                   $   316,211        $  422,508         $ 239,639
         Other                                                               7,050            10,141             6,740
         Other unallocated Corporate amounts (2)                             6,943             3,391             3,737
         Elimination of receivables from Corporate                              --          (141,621)          (13,126)
                                                                   -----------------------------------------------------
              Total                                                    $   330,204        $  294,419         $ 236,990

(1) Amortization of PBI goodwill is netted against Equity in net income of PBI in the accompanying Consolidated Statements of Operations.
(2) Amounts represent assets at Corporate Headquarters consisting primarily of deferred tax assets, property and equipment and deferred debt costs.


Note 16.  Subsequent Event:

On July 5, 2001, the Company completed a secondary offering of approximately 2.4 million shares of common stock. In connection with the secondary stock offering in July 2001, the Company increased its ownership in Pharmaceutical Buyers to 68% and an additional 2% was acquired in a subsequent transaction in August 2001. The impact of these transactions is not reflected in the audited balance sheet.

The unaudited pro forma information presented on the Consolidated Balance Sheets of the Company at June 30, 2001 was prepared as if the transaction had occurred at June 30, 2001, with pro forma adjustments to give effect to the infusion of capital related to the stock offering and acquisition of the additional interest in PBI.

Note 17.  Quarterly Results (unaudited)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were as follows:

(in thousands, except per share data)                    2001 Quarter                          2001
                                         ----------------------------------------------     ------------
                                           First       Second       Third      Fourth           Year
Net Sales                                 $350,902    $355,275    $490,469    $449,347       $1,645,993
Gross profit                                14,601      15,415      20,573      18,235           68,824
Income before income tax provision           2,528       2,913       5,246       4,344           15,031
Net income                                   1,542       1,777       3,200       2,625            9,144

Basic earnings per share                  $   0.37    $   0.42    $   0.76    $   0.62       $     2.16
Diluted earnings per share                    0.36        0.40        0.70        0.56             2.02


(in thousands, except per share data)                    2000 Quarter                          2000
                                         ----------------------------------------------     ------------
                                           First       Second       Third      Fourth           Year
Net Sales                                 $323,565    $336,898    $427,236    $370,348       $1,458,047
Gross profit                                11,865      13,126      15,459      15,972           56,422
Income before income tax provision           2,621       2,875       4,225       3,678           13,399
Net income                                   1,612       1,768       2,598       2,221            8,199

Basic earnings per share                  $   0.37    $   0.42    $   0.63    $   0.53       $     1.93
Diluted earnings per share                    0.35        0.39        0.59        0.51             1.84

Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure
          --------------------

        None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

        The information set forth under the captions "Election of Directors" in the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") is incorporated herein by this reference. The Company will file the 2001 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

Item 11.   Executive Compensation
-------    ----------------------

        The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's 2001 Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act is incorporated herein by this reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------    --------------------------------------------------------------

        The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's 2001 Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act is incorporated herein by this reference.

Item 13.   Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Transactions" in the registrant's 2001 Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act is incorporated herein by this reference.

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

           (3)  Exhibits.

                See Exhibit Index.

        (b)     Reports on Form 8-K

                On June 14, 2001, the registrant filed a Current Report on Form
                   8-K under Item 5 that announced the increase in its credit availability through two facilities.

                On June 20, 2001, the registrant filed a Current Report on Form
                   8-K under Item 5 that announced the completion of its acquisition of Diversified Healthcare, LLC.

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

                                      D & K HEALTHCARE RESOURCES, INC.
                                                (Registrant)


                              By /s/ J. Hord Armstrong, III
                                 ----------------------------------------------
                                  J. Hord Armstrong, III, Chairman of the Board,
                                      Chief Executive Officer and Treasurer
Date:  September 20, 2001

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

Signature                           Title                                                Date
---------                           -----                                                ----
/s/ J. Hord Armstrong, III          Chairman, Chief Executive Officer,            September 20, 2001
-------------------------------
J. Hord Armstrong, III              Treasurer and Director

/s/ Martin D. Wilson                President, Chief Operating Officer            September 20, 2001
-------------------------------
Martin D. Wilson                    and Director

/s/ Thomas S. Hilton                Senior Vice President, Chief Financial        September 20, 2001
-------------------------------
Thomas S. Hilton                    Officer (Principal financial and
                                    accounting officer)

/s/ Richard F. Ford                 Director                                      September 20, 2001
-------------------------------
Richard F. Ford

/s/ Bryan H. Lawrence               Director                                      September 20, 2001
-------------------------------
Bryan H. Lawrence

/s/ Robert E. Korenblat             Director                                      September 20, 2001
-------------------------------
Robert E. Korenblat

/s/ Thomas F. Patton                Director                                      September 20, 2001
-------------------------------
Thomas F. Patton

/s/ James M. Usdan                  Director                                      September 20, 2001
-------------------------------
James M. Usdan

/s/ Louis B. Susman                 Director                                      September 20, 2001
-------------------------------
Louis B. Susman

/s/ Harvey C. Jewett, IV            Director                                      September 20, 2001
-------------------------------
Harvey C. Jewett, IV

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR FISCAL 1999, FISCAL 2000,
                                AND FISCAL 2001

                                                              Additions
                                                   --------------------------------
                                     Balance at       Charged to                                           Balance at
                                     Beginning        Costs and                                               End of
       Description                   Period of        Expenses          Acquisitions     Deductions          Period
       -----------                   ---------        --------          ------------     ----------          ------
Valuation Allowances for
Doubtful Receivables:

Fiscal Year 1999                   $   700,000        $ 365,000           $ 82,000      $   (5,000)        $1,142,000
                                   ===========        =========           ========      ===========        ==========

Fiscal Year 2000                   $ 1,142,000        $ 269,000           $     --      $       --         $1,411,000
                                   ===========        =========           ========      ===========        ==========

Fiscal Year 2001                   $ 1,411,000        $ 436,000           $670,000      $ (320,000)        $2,197,000
                                   ===========        =========           ========      ===========        ==========

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.               Description
----------                -----------

2.1* Stock Purchase and Redemption Agreement, dated as of November 30, 1995, by and among Pharmaceutical Buyers, Inc., J. David McCay, The J. David McCay Living Trust, Robert E. Korenblat and the registrant filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended March 28, 1997.

2.2* Stock Purchase Agreement dated June 1, 1999 by and between there REgistrant and Harvey C. Jewett, IV, filed as an exhibit to Form 8-K dated June 14, 1999.

3.1* Restated Certificate of Incorporation, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730)

3.2* Certificate of Amendment to the Restated Certificate of Incorporation of D&K Wholesale Drug, Inc filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

3.3* Certificate of Designations for Series B Junior Participating Preferred Stock of D&K Healthcare Resources, Inc. filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

3.4* By-laws of the registrant, as currently in effect, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

4.1* Form of certificate for Common Stock, filed an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

4.2* Form of Rights Agreement dated as of November 12, 1998 between registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Right Certificate, filed as an exhibit to Form 8-K dated November 17, 1998.

10.1* D & K Healthcare Resources, Inc., Amended and Restated 1992 Long Term Incentive Plan, filed as Annex A to the registrant's 1999 Proxy Statement.

10.2* D & K Wholesale Drug, Inc. 401(k) Profit Sharing Plan and Trust, dated January 1, 1995, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996.

10.2a* Amendment Number 1 to D & K Wholesale Drug, Inc. 401(k) Profit Sharing Plan and Trust, dated December 20, 1996, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.2b* Amendment Number 2 to D & K Wholesale Drug, Inc. 401(k) Profit Sharing Plan and Trust, dated September 17, 1997, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.2c* Resolution to D & K Wholesale Drug, Inc. 401(k) Profit Sharing Plan and Trust, dated March 27, 2000, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.3* Amended and Restated Lease Agreement, dated as of January 16, 1996, by and between Morhaert Development, L.L.C. and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended March 29, 1996.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.           Description
----------            -----------

10.4* Purchase and Sale Agreement dated as of August 7, 1998 between registrant, certain of its subsidiaries and D&K Receivables Corporation, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

10.5* Fifth Amended and Restated Loan and Security Agreement dated September 30, 2000, by and among Fleet Capital Corporation, the registrant, Jaron Inc., and Jewett Drug Co., filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.5a* First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of March 7, 2001, by and among Fleet Capital Corporation, the registrant, Jaron, Inc, and Jewett Drug Co., filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.5b* Third Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of June 12,2001, by and among Fleet Capital Corporation, the registrant, Jaron, Inc., and Jewett Drug Co, filed as an exhibit to the registrant's Current Report on Form 8-K dated June 14, 2001.

10.6* Amended and Restated Receivables Purchase Agreement, dated June 8, 2001, by and among D&K Receivables Corporation, the registrant, Blue Keel Funding, LLC, Market Street Funding Corporation, PNC Bank, N.A. and Fleet National Bank, filed as an exhibit to the registrant's Current Report on Form 8-K dated June 14, 2001.

10.7*** Prime Vendor Agreement dated as of August 25, 1999, between Tennessee Pharmacy Purchasing Alliance and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.7a*** First Amendment to Prime Vendor Agreement dated effective as of April 1, 2001 between The Pharmacy Cooperative formerly known as Tennessee Pharmacy Purchasing Alliance and the registrant filed as an exhibit to the registrant's Registration Statement, Amendment No. 2 to Form S-3 dated June 27, 2001.

10.8* Lease Agreement, dated as of May 18, 1999, by and between BSRT Lexington Trust and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.9* Lease Agreement, dated as of January 1, 1997, by and between Jewett Family Investments, LLC and Jewett Drug Co, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.


10.10* First Amendment to Lease, dated as of June 1, 1999, by and between Jewett Family Investments, LLC and Jewett Drug Co, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.11* Lease Agreement dated as of July 1, 1997 by and between Jewett Family Investments, LLC and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.             Description
----------              -----------

10.12* First Amendment to Lease, dated as of June 1, 1999, by and between Jewett Family Investments, LLC and Jewett Drug Co, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.13* Employment agreement for J. Hord Armstrong, III dated September 15, 2000, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.14* Employment agreement for Martin D. Wilson dated August 28, 2000, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.15* Employment agreement for Thomas S. Hilton dated August 31, 2000, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

10.16* D&K Healthcare Resources, Inc. Executive Retirement Benefit Plan, dated January 1, 1998. filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

13**           Registrant's 2001 Annual Report to Stockholders.

21**           Subsidiaries of the registrant.

23**           Consent of Arthur Andersen LLP.

*   Incorporated by reference.
**  Filed herewith.
*** Incorporated by reference. Confidential portion omitted and filed separately with the Commission.