Form 10-Q
period 2001-09-30
D & K HEALTHCARE RESOURCES INC
filed 2001-11-09
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to


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

                   X      YES             ____________ NO
               ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                      7,147,211
      ----------------------------               -------------------------
              (class)                              (November 5, 2001)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                      Index

                                                                        Page No.
                                                                        --------

Part l.  Financial Information
         ---------------------

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2001 and June 30, 2001                             3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended September 30, 2001
              and September 30, 2000                                           4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 2001 and
              September 30, 2000                                               5

              Notes to Condensed Consolidated Financial Statements         6 - 9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10 - 12

Part ll. Other Information
         -----------------

     Item 6.  Exhibits and Reports on Form 8-K                                13

Part l. Financial Information
-----------------------------
Item 1. Financial Statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                      Assets                                  September 30,         June 30,
                      ------
                                                                   2001               2001
                                                              --------------    -------------
                                                                (Unaudited)
Cash                                                           $     6,895      $       7,516
Receivables                                                         54,291             45,131
Inventories                                                        270,967            214,739
Other current assets                                                 3,609              2,664
                                                               -----------      -------------
     Total current assets                                          335,762            270,050
                                                               -----------      -------------

Net property and equipment                                          10,023              9,703
Investment in PBI                                                        -              4,552
Other assets                                                         2,896              3,920
Intangible assets                                                   52,170             41,979
                                                               -----------      -------------
          Total assets                                         $   400,851      $     330,204
                                                               ===========      =============

       Liabilities and Stockholders Equity
       -----------------------------------

Current maturities of long-term debt                           $     1,159      $         320
Accounts payable                                                   184,710            158,930
Accrued expenses                                                    13,995             13,267
                                                               -----------      -------------
     Total current liabilities                                     199,864            172,517
                                                               -----------      -------------

Long-term liabilities                                                3,074              2,300
Revolving line of credit                                            51,374             93,151
Long-term debt, excluding current maturities                           868              1,338
Deferred income taxes                                                2,587              3,388
                                                               -----------      -------------
          Total liabilities                                        257,767            272,694
                                                               -----------      -------------
Stockholders' equity:
Common stock                                                            74                 47
Paid-in capital                                                    116,722             34,006
Accumulated other comprehensive loss                                  (936)              (356)
Retained earnings                                                   32,770             29,359
Less treasury stock                                                 (5,546)            (5,546)
                                                               -----------      -------------
     Total stockholders' equity                                    143,084             57,510
                                                               -----------      -------------

          Total liabilities and stockholders' equity           $   400,851      $     330,204
                                                               ===========      =============


            See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                      Three Months Ended
                                                 September 30,    September 30,
                                                     2001             2000
                                                 -------------    -------------

Net sales                                          $   529,091      $   350,902
Cost of sales                                          507,233          336,301
                                                   -----------      -----------
     Gross profit                                       21,858           14,601

Operating expenses                                      13,782            9,219
                                                   -----------      -----------
     Income from operations                              8,076            5,382

Other income (expense):
  Interest expense, net                                 (1,876)          (3,063)
  Other, net                                              (271)             209
                                                   -----------      -----------
                                                        (2,147)          (2,854)
                                                   -----------      -----------

     Income before income tax  provision                 5,929            2,528
Income tax provision                                     2,342              986
                                                   -----------      -----------
     Net income                                    $     3,587      $     1,542
                                                   ===========      ===========
Earnings per common share:

Basic earnings per share                           $      0.52      $      0.37
Diluted earnings per share                         $      0.50      $      0.36


Basic common shares outstanding                      6,929,409        4,199,907
Diluted common shares outstanding                    7,172,439        4,469,838



           See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 Three Months Ended
                                                            September 30,    September 30,
                                                                2001             2000
                                                            -------------    -------------
Cash flows from operating activities:
Net income                                                      $   3,587        $   1,542

Adjustments to reconcile net income
  to net cash flows from operating activities:

Amortization of debt issuance costs                                   212              253
Depreciation and amortization                                       1,113              830
Gain from sale of assets                                             (162)               -
Deferred income taxes                                                (379)               -
Equity in net income of PBI                                             -             (230)

Changes in operating assets and liabilities, net of acquisitions:

Increase in receivable, net                                        (7,873)         (21,460)
Decrease (increase) in inventories                                (56,228)          25,616
Decrease (increase) in other current assets                        (1,059)              89
Increase in accounts payable                                       25,715           16,308
Increase (decrease)  in accrued expenses                              137             (198)
Other, net                                                          1,117                2
                                                                ---------        ---------
  Cash flows from operating activities                            (33,820)          22,752

Cash flows from investing activities:

Cash from acquired company, net of cash paid                        1,299                -
Cash invested in affiliate                                              -             (100)
Purchases of property and equipment                                  (973)            (770)
                                                                ---------        ---------
  Cash flows from investing activities                                326             (870)

Cash flows from financing activities:

Borrowings under revolving line of credit                         187,785          107,640
Repayments under revolving line of credit                        (232,935)        (125,996)
Proceeds from secondary stock offering                             76,888                -
Principal payments on long-term debt                                  (66)             (36)
Proceeds from exercise of stock options                             1,379               92
Payment of dividends                                                 (178)               -
Debt issuance costs                                                     -             (398)
                                                                ---------        ---------
  Cash flows from financing activities                             32,873          (18,698)

(Decrease) increase in cash                                          (621)           3,184
Cash, beginning of period                                           7,516            3,661
                                                                ---------        ---------
Cash, end of period                                             $   6,895        $   6,845
                                                                =========        =========

Supplemental Disclosure of Cash Flow Information:

Cash paid (refunded) during the period for:
     Interest                                                   $   2,188        $   3,407
     Income taxes                                                     (30)            (535)

Non-cash transactions:

     Issuance of equity for PBI acquisition                     $   4,477        $       -

           See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Florida, Kentucky, Minnesota, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in more than 24 states primarily in the Midwest and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also develops and markets sophisticated pharmacy systems software through two wholly owned subsidiaries, Tykon, Inc., and Viking Computer Services. In addition, the Company owns a 70% equity interest in Pharmaceutical Buyers, Inc. (PBI), a leading alternate site group purchasing organization (see Note 4).

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

          These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2001 Annual Report to Stockholders.

Note 2. SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows (in thousands, except for shares and per share amounts):

                                            Quarter Ended September 30, 2001              Quarter Ended September 30, 2000
                                        --------------------------------------------   -----------------------------------------
                                                                             Per-                                         Per-
                                           Income          Shares            Share        Income          Shares          Share
                                        (Numerator)     (Denominator) (1)   Amount      (Numerator)    (Denominator) (1) Amount
                                        -------------  ---------------     --------    ------------   ---------------    -------
           Basic Earnings Per Share:
           Net income available to
             Common stockholders             $3,587         6,929,409         $0.52         $1,542         4,199,907      $0.37

           Effect of Diluted Securities:
           Options and warrants                               220,856                                         69,931
           Convertible PBI securities           (15)           22,172                           63           200,000
                                        -----------    --------------                 ------------    --------------

           Diluted EPS:
           Net Income available to
             Common stockholder plus
             assumed conversions             $3,572         7,172,439         $0.50         $1,606         4,469,838      $0.36
                                        -----------    --------------                 ------------  ----------------


           (1) - Outstanding shares computed on a weighted average basis

Note 3. The Company's comprehensive income consists of net earnings and net change in value of cash flow hedge instruments as follows:


                 For the three months ended
                 (in thousands)                                              September 30,
                                                                          2001         2000
                                                                          ----         ----
                 Net income                                             $ 3,587       $1,542
                 Change in value of cash flow hedge, net of
                      tax benefit                                          (580)           -
                                                                        -------       ------
                 Total comprehensive income                             $ 3,007       $1,542
                                                                        =======       ======


Note 4. On July 5, 2001, the Company completed a secondary offering of approximately 2.4 million shares of common stock. In connection with the secondary stock offering, the Company increased its ownership in Pharmaceutical Buyers (PBI) to 68% and an additional 2% was acquired in a subsequent transaction in August 2001. Prior to the completion of the offering, PBI was accounted for under the equity method. Upon the completion of the offering, PBI has been consolidated. For the period prior to consolidation, certain other shareholders of PBI had the option to exchange their combined 20% ownership interests in PBI for a fixed number of shares of the Company's common stock under the terms of the original purchase agreement. The impact of the PBI convertible securities are included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.

Note 5. Pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. This segment is described in Note 1. The Company's interest in PBI is a second segment. Two wholly owned software subsidiaries, VC Services, Inc. (dba Viking Computer Services, Inc.) and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary

          PC-based order entry/order confirmation system to the drug distribution industry. These two additional segments are combined as Other in the table below.

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

                  (in thousands)                           For the three months ended
                                                     September 30,         September 30,
                                                         2001                  2000
                                                    --------------        --------------
              Sales to unaffiliated customers -
                  Wholesale drug distribution            $ 526,638             $ 350,266
                  Other                                      2,453                   636
                                                    --------------        --------------
                       Total                             $ 529,091             $ 350,902
              Intersegment sales -
                  Wholesale drug distribution            $      --             $      --
                  Other                                        319                   187
                  Intersegment eliminations                   (319)                 (187)
                                                    --------------        --------------
                       Total                             $      --             $      --
              Net sales -
                  Wholesale drug distribution            $ 526,638             $ 350,266
                  Other                                      2,772                   823
                  Intersegment eliminations                   (319)                 (187)
                                                    --------------        --------------
                       Total                             $ 529,091             $ 350,902
              Gross profit -
                  Wholesale drug distribution            $  19,490             $  14,105
                  Other                                      2,368                   496
                                                    --------------        --------------
                       Total                             $  21,858             $  14,601
              Pre-tax income (loss) -
                  Wholesale drug distribution            $   5,028             $   2,275
                  Other                                        901                   253
                                                    --------------        --------------
                       Total                             $   5,929             $   2,528


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

          The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we will no longer be required or permitted to amortize goodwill reflected on our balance sheet. We will, however, be required to evaluate goodwill reflected on our balance sheet to determine whether the goodwill is impaired under the guidelines of the proposed standard. If we determine that the goodwill is impaired, we will be required to write-off a portion of the goodwill. As of September 30, 2001, we had approximately $51.9 million of goodwill on our balance sheet. During fiscal 2001, goodwill amortization amounted to approximately $1.9 million, which is expected to remain approximately the same for fiscal 2002. Under the standard we will not be required to adopt these rules until July 2002, which is the beginning of our fiscal year 2003. We have not yet performed valuations or appraisals to evaluate any potential goodwill impairment, and therefore no impairment, if any, is currently determinable. If a goodwill impairment exists at the date of adoption, it will be recorded as a cumulative change in accounting principles.

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

          The Financial Accounting Standards Board has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. Statement 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to impact our consolidated financial position.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 2001 and June 30, 2001, and in the condensed consolidated statements of operations for the three-month period ended September 30, 2001 and September 30, 2000, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2001 Annual Report to Stockholders.

          Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in or suggested by such forward looking statements. These risks and uncertainties include our ability to compete in a competitive industry, with many competitors having substantially greater resources than ours and our customers generally having the right to terminate their contracts with us or reduce purchasing levels on relatively short notice without penalty, changes in interest rates, our ability to maintain or improve its operating margin with the industry's competitive pricing pressures, the changing business and regulatory environment, including possible changes in reimbursement for healthcare products and in manufacturers' pricing or distribution policies, the continued availability of investment buying opportunities, the loss of one or more key suppliers for which alternative sources may not be available, and the ability to integrate recently acquired businesses. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect our views as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements.


          Results of Operations:
          ---------------------

          Net Sales Net sales increased $178.2 million, or 50.8%, to $529,091
          ---------
          for the quarter ended September 30, 2001, compared to the corresponding period of the prior year. Sales growth was in both the independent and regional pharmacies and national pharmacy chain groups.

          Independent and regional pharmacy sales increased $88.3 million over the first quarter of fiscal 2000 due to new accounts, increased sales to existing customers and the inclusion of Diversified Healthcare acquired in June 2001. Sales to national pharmacy chains increased $86.7 million in part due to our ability to deploy the capital secured in our July secondary equity offering.

          Gross Profit Gross profit increased 49.7% to $21.9 million for the
          ------------
          quarter ended September 30, 2001, compared to the corresponding period of the prior year. This increase was primarily due to the increase in net sales. As a percentage of net sales, gross margin declined slightly from 4.16% to 4.13% for the quarter ended September 30, 2001, compared to the corresponding period of the prior year.

          Operating Expenses Operating expenses increased $4.6 million, or
          ------------------
          49.5%, to $13.8 million for the quarter ended September 30, 2001, compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for the quarter was comparable to last year with a slight decrease to 2.60% from 2.63%. The increase in operating expenses for the quarter ended September 30, 2001 resulted from the increase in sales during the period as well as the inclusion of operating expenses related to Diversified Healthcare and PBI.

          Interest Expense, Net Net interest expense decreased $1.2 million or
          ---------------------
          38.8% for the quarter ended September 30, 2001, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense decreased from 0.87% to 0.35% of net sales for the quarter ended September 30, 2001, compared to the corresponding period of the prior year. The decrease in net interest expense is primarily the result of lower average borrowings as the result of our secondary equity offering and declining interest rates. Our rates declined approximately 250 basis points in the first quarter of fiscal 2002 compared to the same quarter of fiscal 2001.

          Provision for Income Taxes Our effective income tax rate of 39.5% is
          --------------------------
          the rate expected to be applicable for the full fiscal year ending June 30, 2002. This rate is greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for income tax purposes and state tax rates. The overall rate is slightly higher than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

          Financial Condition:
          -------------------

          Liquidity and Capital Resources Our working capital requirements are
          -------------------------------
          generally met through a combination of internally generated funds, borrowings under our revolving line of credit and the Securitization facility, and trade credit from our suppliers. We utilize the following measures as key indicators of our liquidity and working capital management:

                                                    September 30,      June 30,
                                                        2001             2001
                                                        ----             ----
               Working capital (000's)               $ 135,898         $ 97,533
               Current ratio                         1.68 to 1         1.57 to 1


          Working capital and the current ratio have increased as a result of an increase in inventory and the timing of receipts and payments.

          We invested $973,000 in capital assets in the three-month period ended September 30, 2001, as compared to $770,000 in the corresponding period in the prior year. The increase was primarily related to the new Enterprise Resource Planning computer system being implemented during fiscal 2002. This system integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing its productivity and profitability.

          Cash inflows from financing activities totaled $32.9 million for the three-month period ended September 30, 2001 as compared to cash outflows of $18.7 million for the corresponding period in the prior year. The current year increase in cash inflows is primarily a result of the proceeds for our secondary equity offering completed in July 2001 offset by repayments of the revolving credit facility from these proceeds. The prior year outflows were primarily related to decrease in the revolving credit facility as a result of increases in accounts payable. At September 30, 2001, $130 million of the possible $150 million of the Securitization facility was utilized and approximately $48 million of the possible $150 million of the revolving credit facility was utilized. Management believes that, together with internally generated funds, our available capital resources will be sufficient to meet foreseeable capital requirements.

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




                                 D & K HEALTHCARE RESOURCES, INC.





Date: November 9, 2001           By: /s/ J. Hord Armstrong, III
      ----------------               ------------------------------------
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

10.1** Lease Agreement, dated February 7, 2001, by and between Industrial Property Fund III, L.P. and the registrant.



*      Incorporated by reference.
**     Filed herewith