Form 10-Q
period 2001-12-31
D & K HEALTHCARE RESOURCES INC
filed 2002-02-11
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               ------------------

                                       OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to

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

                    X    YES             ____________NO
                ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                           7,190,627
     ----------------------------                  -------------------------
              (class)                                 (February  8, 2002)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                      Index

                                                                                Page No.
                                                                                --------
Part l.  Financial Information
         ---------------------

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of December 31, 2001
              and June 30, 2001                                                        3

              Condensed Consolidated Statements of Operations for the Three
              Months and Six Months Ended December 31, 2001 and December 31,
              2000                                                                     4

              Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended December 31, 2001 and December 31, 2000                     5

              Notes to Condensed Consolidated Financial Statements                 6 - 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                              10 - 13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk              13


Part ll.  Other Information
          -----------------

     Item 4.  Submission of Matters to a Vote of Security Holders                     14

     Item 5.  Other Information                                                       14

     Item 6.  Exhibits and Reports on Form 8-K                                        14

Part l. Financial Information
-----------------------------
Item 1. Financial Statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                        Assets                               December 31,           June 30,
                        ------                                   2001                 2001
                                                           ---------------        -----------
                                                             (Unaudited)
Cash                                                        $       7,736         $    7,516
Receivables                                                        35,032             45,131
Inventories                                                       403,862            214,739
Other current assets                                                2,812              2,664
                                                           ---------------        -----------
     Total current assets                                         449,442            270,050
                                                           ---------------        -----------

Net property and equipment                                         10,509              9,703
Investment in PBI                                                       -              4,552
Other assets                                                        6,873              3,920
Intangible assets                                                  51,818             41,979
                                                           ---------------        -----------
          Total assets                                      $     518,642         $  330,204
                                                           ===============        ===========

        Liabilities and Stockholders' Equity
        ------------------------------------


Current maturities of long-term debt                        $       1,160         $      320
Accounts payable                                                  236,674            158,930
Accrued expenses                                                   13,510             13,267
                                                           ---------------        -----------
     Total current liabilities                                    251,344            172,517
                                                           ---------------        -----------

Long-term liabilities                                               3,309              2,300
Revolving line of credit                                          109,198             93,151
Long-term debt, excluding current maturities                        3,263              1,338
Deferred income taxes                                               2,925              3,388
                                                           ---------------        -----------
          Total liabilities                                       370,039            272,694
                                                           ---------------        -----------

Stockholders' equity:
Common stock                                                           74                 47
Paid-in capital                                                   117,558             34,006
Accumulated other comprehensive loss                                 (717)              (356)
Retained earnings                                                  37,234             29,359
Less treasury stock                                                (5,546)            (5,546)
                                                           ---------------        -----------
     Total stockholders' equity                                   148,603             57,510
                                                           ---------------        -----------


          Total liabilities and stockholders' equity        $     518,642         $  330,204
                                                           ===============        ===========




            See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                             Three Months Ended        Six Months Ended
                                         December 31, December 31,  December 31, December 31,
                                             2001         2000          2001         2000
                                         -----------  ------------ ------------  ------------
Net sales                                $  591,698   $   355,275  $ 1,120,789   $   706,178
Cost of sales                               567,203       339,860    1,074,436       676,162
                                         -----------  ------------ ------------  ------------
     Gross profit                            24,495        15,415       46,353        30,016

Operating expenses                           13,987         9,936       27,769        19,155
                                         -----------  ------------ ------------  ------------
     Income from operations                  10,508         5,479       18,584        10,861

Other income (expense):
  Interest expense, net                      (2,516)       (2,582)      (4,392)       (5,686)
  Other, net                                   (322)           16         (593)          266
                                         -----------  ------------ ------------  ------------
                                             (2,838)       (2,566)      (4,985)       (5,420)
                                         -----------  ------------ ------------  ------------

     Income before income tax  provision      7,670         2,913       13,599         5,441
Income tax provision                          3,028         1,136        5,370         2,122
                                         -----------  ------------ ------------  ------------
     Net income                          $    4,642   $     1,777  $     8,229   $     3,319
                                         ===========  ============ ============  ============




Earnings per common share:

Basic earnings per share                 $     0.65   $      0.42  $      1.17   $      0.79
Diluted earnings per share               $     0.62   $      0.40  $      1.12   $      0.76


Basic common shares outstanding           7,128,673     4,209,929    7,049,973     4,205,011
Diluted common shares outstanding         7,364,891     4,482,585    7,289,596     4,476,305

          See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                       Six Months Ended
                                                   December 31  December 31
                                                      2001          2000
                                                   -----------  -----------
Cash flows from operating activities:
Net income                                         $    8,229   $   $3,319

Adjustments to reconcile net income
  to net cash flows from operating activities:

Amortization of debt issuance costs                       423          540
Depreciation and amortization                           2,173        1,672
Gain from sale of assets                                 (173)           -
Deferred income taxes                                    (236)           -
Equity in net income of PBI                                 -         (365)

Changes in operating assets and liabilities, net of acquisitions:

Decrease (increase) in receivable, net                 11,663      (13,046)
Increase in inventories                              (188,821)     (10,010)
Decrease (increase) in other current assets              (431)         340
Increase in accounts payable                           77,523       14,347
Increase (decrease)  in accrued expenses                  930       (2,572)
Other, net                                             (1,994)         150
                                                   -----------  -----------
  Cash flows from operating activities                (90,714)      (5,625)

Cash flows from investing activities:

Cash from acquired company, net of cash paid              329            -
Cash invested in affiliates                                 -         (750)
Purchases of property and equipment                    (1,825)      (1,687)
                                                   -----------  -----------
  Cash flows from investing activities                 (1,496)      (2,437)

Cash flows from financing activities:

Borrowings under revolving line of credit             412,331      283,130
Repayments under revolving line of credit            (397,206)    (272,903)
Proceeds from secondary stock offering                 76,888            -
Principal payments on long-term debt                     (126)        (140)
Proceeds from exercise of stock options                   899           92
Payment of dividends                                     (356)           -
Debt issuance costs                                         -         (710)
                                                   -----------  -----------
  Cash flows from financing activities                 92,430        9,469

Increase in cash                                          220        1,407
Cash, beginning of period                               7,516        3,661
                                                   -----------  -----------
Cash, end of period                                $    7,736   $    5,068
                                                   ===========  ===========


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                      $    4,357   $    5,649
     Income taxes                                       4,086        3,466

Non-cash transactions:

     Issuance of equity for PBI acquisition        $    4,477   $        -


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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and six-month periods ended December 31, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                 Quarter Ended December 31, 2001                Quarter Ended December 31, 2000
                                            ------------------------------------------     ----------------------------------------

                                                                                Per-                                          Per-
                                              Income          Shares            Share        Income         Shares           Share
                                            (Numerator)    (Denominator)   (1)  Amount     (Numerator)   (Denominator)  (1)  Amount
                                            -----------    -------------        ------     -----------   -------------       ------
        Basic Earnings Per Share:
        Net income available to
          Common stockholders              $      4,642        7,128,673        $ 0.65     $     1,777       4,209,929       $ 0.42

        Effect of Diluted Securities:
        Options and warrants                          -          236,218                             -          72,656
        Convertible PBI securities                  (75)               -                            29         200,000
                                           ------------    -------------                   -----------   -------------

        Diluted EPS:
        Net Income available to
          Common stockholder plus
          assumed conversions              $      4,567        7,364,891        $ 0.62     $     1,806       4,482,585       $ 0.40
                                           ------------    -------------                   -----------   -------------


                                                    Six-Months Ended December                     Six-Months Ended December
                                           -------------------------------------------     ----------------------------------------

                                                                                Per-                                          Per-
                                              Income          Shares            Share        Income         Shares           Share
                                            (Numerator)    (Denominator)   (1)  Amount     (Numerator)   (Denominator)  (1)  Amount
                                           ------------    -------------        ------     -----------   -------------       ------

        Basic Earnings Per Share:
        Net income available to
          Common stockholders              $      8,229        7,049,973        $ 1.17     $     3,319       4,205,011       $ 0.79

        Effect of Diluted Securities:
        Options and warrants                          -          228,537                             -          71,294
        Convertible PBI securites                   (90)          11,087                            92         200,000
                                           ------------    -------------                   -----------   -------------

        Diluted EPS:
        Net Income available to
          Common stockholders plus
          assumed conversions              $      8,139        7,289,596        $ 1.12     $     3,411       4,476,305       $ 0.76
                                           ------------    -------------                   -----------   -------------


        (1) - Outstanding shares computed on a weighted average basis

Note 3. The Company's comprehensive income consists of net earnings and net change in value of cash flow hedge instruments as follows:

                                                              For The Three Months Ended               For The Six Months Ended
                 (In thousands)                                       December 31,                             December 31,
                                                                 2001             2000                    2001             2000
                                                                 ----             ----                    ----             ----
                 Net income                                    $  4,642         $ 1,777                 $ 8,229          $ 3,319
                 Change in value of cash flow hedge, net of
                      tax benefit                                   219               -                    (361)               -
                                                               --------         -------                 -------          -------
                 Total comprehensive income                    $  4,861         $ 1,777                 $ 7,868          $ 3,319
                                                               ========         =======                 =======          =======


Note 4. On July 5, 2001, the Company completed a secondary offering of approximately 2.4 million shares of common stock. In connection with the secondary stock offering, the Company increased its ownership in Pharmaceutical Buyers (PBI) to 68% and an additional 2% was acquired in a subsequent transaction in August 2001. Prior to the completion of the offering, PBI was accounted for under the equity method. Upon the completion of the offering, PBI has been consolidated. For the period prior to consolidation, certain other shareholders of PBI had the option to exchange their combined 20% ownership interests in PBI for a fixed number of shares of the Company's common stock under the terms of the original purchase agreement and the related PBI convertible debt. The impact of the PBI convertible securities is included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.

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



                                                        For The Three Months Ended        For The Six Months Ended
(In thousands)                                         December 31,     December 31,     December 31,    December 31,
                                                          2001             2000             2001            2000
                                                       ------------     ------------     ------------    ------------
          Sales to unaffiliated customers -
               Wholesale drug distribution             $    589,231     $    354,180     $  1,115,869    $    704,446
               Other                                          2,467            1,095            4,920           1,732
                                                       ------------     ------------     ------------    ------------
                                    Total              $    591,698     $    355,275     $  1,120,789    $    706,178

          Intersegment sales-
               Wholesale drug distribution             $          -     $          -     $          -    $          -
               Other                                            284              214              603             401
               Intersegment eliminations                       (284)            (214)            (603)           (401)
                                                       ------------     ------------     ------------    ------------
                                    Total              $          -     $          -     $          _    $          -

          Net Sales-
               Wholesale drug distribution             $    589,231     $    354,180     $  1,115,869    $    704,446
               Other                                          2,751            1,309            5,523           2,133
               Intersegment eliminations                       (284)            (214)            (603)           (401)
                                                       ------------     ------------     ------------    ------------
                                    Total              $    591,698     $    355,275     $  1,120,789    $    706,178

          Gross Profit-
               Wholesale drug distribution             $     22,140     $     14,914     $     41,631    $     29,019
               Other                                          2,355              501            4,722             997
                                                       ------------     ------------     ------------    ------------
                                    Total              $     24,495     $     15,415     $     46,353    $     30,016

          Pre-tax income (loss)
               Wholesale drug distribution             $      6,638     $      2,726     $     11,634    $      5,001
               Other                                          1,032              187            1,965             440
                                                       ------------     ------------     ------------    ------------
                                    Total              $      7,670     $      2,913     $     13,599    $      5,441


          There has been no material change in total assets from the amount disclosed in the last annual report. There are no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.

Note 6. The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. Adoption of SFAS No. 141 is not expected to significantly impact our consolidated financial position.

           The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we will no longer be required or permitted to amortize goodwill reflected on our balance sheet. We will, however, be required to evaluate goodwill reflected on our balance sheet to determine whether the goodwill is impaired under the guidelines of the proposed standard. If we determine that the goodwill is impaired, we will be required to write-off a portion of the goodwill. As of December 31, 2001, we had approximately $51.8 million of goodwill on our balance sheet. During fiscal 2001, goodwill amortization amounted to approximately $1.9 million, which is expected to remain approximately the same for fiscal 2002. Under the standard we will not be required to adopt these rules until July 2002, which is the beginning of our fiscal year 2003. We have not yet performed valuations or appraisals to evaluate any potential goodwill impairment, and therefore no impairment, if any, is currently determinable. If goodwill impairment exists at the date of adoption, it would be recorded as a cumulative change in accounting principles.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of December 31, 2001 and June 30, 2001, and in the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2001 and December 31, 2000, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2001 Annual Report to Stockholders.

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

           Results of Operations:
           ---------------------

           Net Sales Net sales increased $236.4 million, or 66.5%, for the
           ---------
           quarter ended December 31, 2001, compared to the corresponding period of the prior year. Sales growth was in both the national pharmacy chain and independent and regional pharmacies and groups. Sales to national pharmacy chains increased $140.6 million in part due to our ability to deploy the capital secured in our July secondary equity offering. Independent and regional pharmacy sales increased

           $89.3 million over the second quarter of fiscal 2001 due to new accounts, increased sales to existing customers and the inclusion of Diversified Healthcare acquired in June 2001.

           Net sales increased $414.6 million, or 58.7% for the six months ended December 31, 2001, compared to the corresponding period of the prior year. Sales growth was primarily in the national pharmacy chains and independent and regional pharmacy groups. National pharmacy chain sales increased $227.3 million during the first six months of fiscal 2002 in part due to our ability to deploy the capital secured in our July secondary equity offering. Sales to independent and regional pharmacy groups increased $177.5 million due to new accounts, increased sales to existing customers and the inclusion of Diversified Healthcare acquired in June 2001.

           In addition, the quarter and six months ended December 31, 2001 contained $35.0 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $30.3 million and $38.8 million, respectively, for the quarter and six months ended December 31, 2000.

           Gross Profit Gross profit increased 58.9% to $24.5 million for the
           ------------
           quarter ended December 31, 2001, compared to the corresponding period of the prior year. This increase was primarily due to the increase in net sales. As a percentage of net sales, gross margin declined from 4.34% to 4.14% for the quarter ended December 31, 2001, compared to the corresponding period of the prior year reflecting the changing mix of our sales channels and the competitive nature of the business.

           Gross profit increased 54.4% to $46.4 million for the six months ended December 31, 2001, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.25% to 4.14% for the six months ended December 31, 2001, compared to the corresponding period of the prior year. The decrease in gross margin percentage was due to sales mix and the competitive nature of the business.

           Operating Expenses Operating expenses increased $4.1 million, or
           ------------------
           40.8%, for the quarter and increased $8.6 million, or 45.0%, to $27.8 million for the six months ended December 31, 2001, compared to the corresponding periods of the prior year. The ratio of operating expenses to net sales for the quarter decreased to 2.36% from 2.80% while the ratio for the first six months of fiscal 2002 was 2.48%, a 23 basis point decrease from the comparable period of the prior year. The increase in operating expenses for the quarter and period ended December 31, 2001, resulted from the increase in sales during the period as well as the inclusion of operating expenses related to Diversified Healthcare and PBI. The decrease in the ratio of operating expenses to net sales for both the quarter and six-month period were due to economies of scale that we were able to achieve related to the increase in sales for the periods.

           Interest Expense, Net Net interest expense decreased $0.1 million or
           ---------------------
           2.6% for the quarter and $1.3 million or 22.8% for the six months ended December 31, 2001, compared to the corresponding periods of the prior year. As a percentage of net sales, net interest expense decreased to 0.43% from 0.73% for the quarter ended December 31, 2001, compared to the corresponding period of the prior year. This ratio for the first six months of fiscal 2001 was 0.39%, or 42 basis points lower than the corresponding period of last year. The decrease in net interest expense is the result of declining interest rates that more than offset higher average borrowings during the period. Our rates declined approximately 320 basis points in the second quarter of fiscal 2002 compared to the same quarter of fiscal 2001. See Item 3 for further discussion of market risk associated with interest rates.

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

           Financial Condition:
           -------------------

           Liquidity and Capital Resources Our working capital requirements are
           -------------------------------
           generally met through a combination of internally generated funds, borrowings under our revolving line of credit and the Securitization facility, and trade credit from our suppliers. We utilize the following measures as key indicators of our liquidity and working capital management:

                                                    December 31,   June 30,
                                                        2001         2001
                                                        ----         ----

                  Working capital (000's)          $   198,098  $    97,533
                  Current ratio                      1.79 to 1    1.57 to 1


           Working capital and the current ratio have increased as a result of an increase in inventory and the timing of receipts and payments.

           We invested $1,825,000 in capital assets in the six-month period ended December 31, 2001, as compared to $1,687,000 in the corresponding period in the prior year. The expenditures were primarily related to the new Enterprise Resource Planning computer system being implemented during fiscal 2002.

          This system integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing its productivity and profitability.

          Cash inflows from financing activities totaled $92.4 million for the six-month period ended December 31, 2001, as compared to cash inflows of $9.5 million for the corresponding period in the prior year. The current year increase in cash inflows is primarily a result of the proceeds for our secondary equity offering completed in July 2001 combined with borrowings under the revolving credit facilities utilized to finance inventory builds. The prior year inflows were primarily related to borrowings under the revolving credit facilities utilized to finance inventory builds. At December 31, 2001, $150 million of the possible $150 million of the Securitization facility was utilized and approximately $109 million of the possible $150 million of the revolving credit facility was utilized. In January 2002, we arranged an additional seasonal overline credit agreement that increased the revolving credit agreement to $200 million and the Securitization to $175 million. These agreements expire April 15, 2002. We have begun negotiations to increase both the revolving credit agreement and the Securitization to a total of $500 million. We expect to have these new facilities in place by June 30, 2002. We believe that, together with internally generated funds, our available capital resources will be sufficient to meet foreseeable capital requirements.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.3 million in annual interest expense. The reductions in interest rates have had a positive impact on our short-term interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate collar agreements, to mitigate the exposure to interest rate fluctuations.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Part ll. Other Information
-------  -----------------

Item 4.  Submission of Matters to a Vote of Security Holders

          (a) Registrant's 2001 Annual Meeting of Stockholders was held on November 14, 2001.

          (b) Proxies were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all director nominees were elected to the class indicated in the proxy statement pursuant to the vote of the Registrant's stockholders.

          (c)  Matters voted upon at the Annual Meeting were as follows:

               a. Election of J. Hord Armstrong,III, Richard F. Ford, and Thomas F. Patton as class III directors for a term expiring in 2004. The results of the stockholder voting were as follows: Mr. Armstrong, 5,334,523 for, and 1,291,967 withheld; Mr. Ford, 6,441,332 for, and 185,158 withheld; and Mr. Patton, 6,441,482 for, and 185,008 withheld.
               b. Approval of the Registrant's 2001 Long Term Incentive Plan. The result of the stockholder voting was as follows:
                    4,082,546 for, 1,377,167 against, 5,551 abstain, and
                    1,161,226 broker non-votes.


Item 5.  Other Information

     We have filed a definitive Proxy Statement on February 11, 2002, notifying stockholders of a special meeting to consider and act on a proposal to amend our Certificate of Incorporation to increase the total number of shares of common stock we are authorized to issue from 10,000,000 shares to 25,000,000 shares.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See Exhibit Index on page 16.

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  D & K HEALTHCARE RESOURCES, INC.





Date:  February  11, 2002         By: /s/ J. Hord Armstrong, III
       ------------------             --------------------------
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


*   Incorporated by reference.