Form 10-Q
period 2002-03-31
D & K HEALTHCARE RESOURCES INC
filed 2002-05-03
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               ---------------

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
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)


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

                              X        YES                    NO
                      ----------------        ----------------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $.01 par value                     14,489,302
           ----------------------------            -------------------------
                     (class)                              (May 1, 2002)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                      Index

                                                                                        Page No.
                                                                                        --------
Part l.  Financial Information
         ---------------------

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of
                March 31, 2002 and June 30, 2001                                              3

                Condensed Consolidated Statements of Operations for the
                Three Months and Nine Months Ended March 31, 2002
                and March 31, 2001                                                            4

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended March 31, 2002 and
                March 31, 2001                                                                5

                Notes to Condensed Consolidated Financial Statements                     6 - 10

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                     11 - 14

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   14


Part ll.  Other Information
          -----------------

       Item 4.  Submission of Matters to a Vote of Security Holders                          15

       Item 5.  Other Information                                                            15

       Item 6.  Exhibits and Reports on Form 8-K                                             15


Part l.   Financial Information

Item 1.   Financial Statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                     ASSETS                                             MARCH 31,                  JUNE 30,
                     ------                                                2002                      2001
                                                                    ---------------              ------------
                                                                       (Unaudited)
Cash                                                                    $   9,490                  $   7,516
Receivables                                                                35,254                     45,131
Inventories                                                               430,046                    214,739
Other current assets                                                        2,694                      2,664
                                                                        ---------                  ---------
     Total current assets                                                 477,484                    270,050
                                                                        ---------                  ---------

Net property and equipment                                                 10,897                      9,703
Investment in PBI                                                               -                      4,552
Other assets                                                                5,705                      3,920
Intangible assets                                                          53,295                     41,979
                                                                        ---------                  ---------
          Total assets                                                  $ 547,381                  $ 330,204
                                                                        =========                  =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


Current maturities of long-term debt                                    $   1,159                  $     320
Accounts payable                                                          239,849                    158,930
Accrued expenses                                                           14,227                     13,267
                                                                        ---------                  ---------
     Total current liabilities                                            255,235                    172,517
                                                                        ---------                  ---------

Long-term liabilities                                                       2,622                      2,300
Revolving line of credit                                                  126,179                     93,151
Long-term debt, excluding current maturities                                  745                      1,338
Deferred income taxes                                                       2,925                      3,388
                                                                        ---------                  ---------
          Total liabilities                                               387,706                    272,694
                                                                        ---------                  ---------

Stockholders' equity:
Common stock                                                                   75                         47
Paid-in capital                                                           121,372                     34,006
Accumulated other comprehensive loss                                         (581)                      (356)
Retained earnings                                                          44,355                     29,359
Less treasury stock                                                        (5,546)                    (5,546)
                                                                        ---------                  ---------
     Total stockholders' equity                                           159,675                     57,510
                                                                        ---------                  ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 547,381                  $ 330,204
                                                                        =========                  =========



           See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      MARCH 31,             MARCH 31,            MARCH 31,            MARCH 31,
                                                         2002                  2001                 2002                 2001
                                                     -------------       --------------        -------------        -------------
Net sales                                            $    695,241         $    490,469         $  1,816,030         $  1,196,646
Cost of sales                                             664,894              469,896            1,739,330            1,146,057
                                                     ------------         ------------         ------------         ------------
     Gross profit                                          30,347               20,573               76,700               50,589

Operating expenses                                         14,672               11,740               42,441               30,895
                                                     ------------         ------------         ------------         ------------
     Income from operations                                15,675                8,833               34,259               19,694

Other income (expense):
  Interest expense, net                                    (2,847)              (3,325)              (7,239)              (9,011)
  Other, net                                                 (756)                (262)              (1,349)                   4
                                                     ------------         ------------         ------------         ------------
                                                           (3,603)              (3,587)              (8,588)              (9,007)
                                                     ------------         ------------         ------------         ------------

     Income before income tax provision                    12,072                5,246               25,671               10,687
Income tax provision                                        4,770                2,046               10,140                4,168
                                                     ------------         ------------         ------------         ------------
     Net income                                      $      7,302         $      3,200         $     15,531         $      6,519
                                                     ============         ============         ============         ============



EARNINGS PER COMMON SHARE:  (SEE NOTES 2 AND 4)

Basic earnings per share                             $       0.51         $       0.38         $       1.09         $       0.77
DILUTED EARNINGS PER SHARE                           $       0.49         $       0.35         $       1.05         $       0.73


BASIC COMMON SHARES OUTSTANDING                        14,365,797            8,476,946           14,198,783            8,431,722
Diluted common shares outstanding                      14,774,835            9,191,980           14,654,735            9,031,792


           See notes to condensed consolidated financial statements.

             D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                  MARCH 31,                 MARCH 31,
                                                                                    2002                      2001
                                                                              ------------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                         $  15,531               $   6,519

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM OPERATING
   ACTIVITIES:

AMORTIZATION OF DEBT ISSUANCE COSTS                                                      885                     822
DEPRECIATION AND AMORTIZATION                                                          3,245                   2,509
GAIN FROM SALE OF ASSETS                                                                 334                       -
DEFERRED INCOME TAXES                                                                   (251)                      -
EQUITY IN NET INCOME OF PBI                                                                -                    (426)

CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
  OF ACQUISITIONS:

DECREASE (INCREASE) IN RECEIVABLE, NET                                                11,441                 (35,533)
(INCREASE) DECREASE IN INVENTORIES                                                  (215,006)                 25,702
DECREASE (INCREASE) IN OTHER CURRENT ASSETS                                             (677)                    382
INCREASE IN ACCOUNTS PAYABLE                                                          80,698                   8,171
INCREASE IN ACCRUED EXPENSES                                                           2,734                   1,647
OTHER, NET                                                                            (2,037)                     55
                                                                                   ---------               ---------
  CASH FLOWS FROM OPERATING ACTIVITIES                                              (103,103)                  9,848

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FROM ACQUIRED COMPANY, NET OF CASH PAID                                             520                       -
CASH INVESTED IN AFFILIATES                                                                -                    (500)
CASH DIVIDEND RECEIVED FROM AFFILIATES                                                     -                     450
PURCHASES OF PROPERTY AND EQUIPMENT                                                   (2,637)                 (2,366)
                                                                                   ---------               ---------
  CASH FLOWS FROM INVESTING ACTIVITIES                                                (2,117)                 (2,416)

CASH FLOWS FROM FINANCING ACTIVITIES:

BORROWINGS UNDER REVOLVING LINE OF CREDIT                                            708,912                 469,939
REPAYMENTS UNDER REVOLVING LINE OF CREDIT                                           (679,262)               (476,386)
PROCEEDS FROM SECONDARY STOCK OFFERING                                                76,862                       -
PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                                    (189)                   (251)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                                1,707                     475
PAYMENT OF DIVIDENDS                                                                    (536)                      -
CASH DIVIDEND PAID BY AFFILIATES                                                        (300)                      -
DEBT ISSUANCE COSTS                                                                        -                    (710)
                                                                                   ---------               ---------
  CASH FLOWS FROM FINANCING ACTIVITIES                                               107,194                  (6,933)

INCREASE IN CASH                                                                       1,974                     499
CASH, BEGINNING OF PERIOD                                                              7,516                   3,661
                                                                                   ---------               ---------
CASH, END OF PERIOD                                                                $   9,490               $   4,160
                                                                                   =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
     INTEREST                                                                      $   6,897               $   9,344
     INCOME TAXES                                                                      5,967                   4,544

NON-CASH TRANSACTIONS:
     ISSUANCE OF EQUITY FOR PBI ACQUISITION                                        $   6,477               $       -


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Florida, Kentucky, Minnesota, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in more than 24 states primarily in the Midwest and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also develops and markets sophisticated pharmacy systems software through two wholly owned subsidiaries, VC Services, Inc. (dba Viking Computer Services, Inc.) and Tykon, Inc. In addition, the Company owns a 70% equity interest in Pharmaceutical Buyers, Inc.
         (PBI), a recognized alternate site group purchasing organization (see
         Note 5).

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended March 31, 2002, are not necessarily indicative of the results to be expected for the full fiscal year.

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


                                             Quarter Ended March 31, 2002                     Quarter Ended March 31, 2001
                                        ---------------------------------------------   -----------------------------------------
                                                                             Per-                                          Per-
                                           Income          Shares            Share        Income          Shares           Share
                                        (Numerator)     (Denominator)  (1)  Amount      (Numerator)    (Denominator)(1)   Amount
                                        -------------  ----------------    ----------   ------------  --------------      -------
           BASIC EARNINGS PER SHARE:
           Net income available to
             Common stockholders             $ 7,302        14,365,797         $0.51       $  3,200         8,476,946      $0.38

           EFFECT OF DILUTED SECURITIES:
           Options and warrants                    -           409,038                            -           315,034
           Convertible PBI securities            (56)                -                            2           400,000
                                        -------------  ----------------                 ------------  ----------------
           DILUTED EPS:
           Net Income available to
             Common stockholders plus
             assumed conversions             $ 7,246        14,774,835         $0.49       $  3,202         9,191,980      $0.35
                                        -------------  ----------------                 ------------  ----------------


                                            Nine Months Ended March 31, 2002               Nine Months Ended March 31, 2001
                                        --------------------------------------------   ------------------------------------------
                                                                             Per-                                         Per-
                                          Income           Shares           Share        Income          Shares           Share
                                        (Numerator)    (Denominator)   (1)  Amount     (Numerator)   (Denominator)  (1)  Amount
                                        ------------  -----------------    ---------   ----------- -----------------    --------
           BASIC EARNINGS PER SHARE:
           Net income available to
             Common stockholders            $15,531         14,198,783        $1.09        $6,519           8,431,722      $0.77

           EFFECT OF DILUTED SECURITIES:
           Options and warrants                   -             441,062                         -             200,070
           Convertible PBI securities          (146)             14,890                        94             400,000
                                        ------------  -----------------                ----------- -------------------

           DILUTED EPS:
           Net Income available to
             Common stockholders plus
             assumed conversions            $15,385         14,654,735        $1.05        $6,613           9,031,792      $0.73
                                        ------------  -----------------                ----------- -------------------


(1) -  Outstanding shares computed on a weighted average basis

NOTE - Shares and earnings per share have been adjusted to reflect the 2 for 1 stock dividend effective April 12, 2002 (see Note 4)





Note 3. The Company's comprehensive income consists of net income and the net change in value of cash flow hedge instruments as follows:

                                              For the Quarter ended           For the Nine Months ended
(in thousands)                                      March 31,                         March 31,
                                              2002          2001               2002                2001
                                          ---------------------------       ------------------------------
Net income                                 $  7,302        $  3,200          $ 15,531            $  6,519
Change in value of cash flow hedge,
net of tax benefit                              136               -              (225)                  -
                                           --------        --------          ---------           --------
Total comprehensive income                 $  7,438        $  3,200          $ 15,306            $  6,519





Note 4. On March 13, 2002, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock. The stock split was in the form of a stock dividend of one additional share of the Company's common stock for each share held. The additional shares were distributed on April 11, 2002 to stockholders of record on March 29, 2002. Shares and earnings per share have been adjusted to reflect this event.

Note 5. On July 5, 2001, the Company completed a secondary offering of approximately 2.4 million shares of common stock. In connection with the secondary stock offering, the Company increased its ownership in Pharmaceutical Buyers (PBI) to 68% and an additional 2% was acquired in a subsequent transaction in August 2001. Prior to the completion of the offering, PBI was accounted for under the equity method. Since the completion of the offering, PBI has been consolidated. For the period prior to consolidation, certain other shareholders of PBI had the option to exchange their combined 20% ownership interests in PBI for a fixed number of shares of the Company's common stock under the terms of the original purchase agreement and the related PBI convertible debt. The impact of the PBI convertible securities is included in the reconciliation of the basic and diluted earnings per share computation in Note 2 above.


Note 6. Pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has three identifiable business segments, only one of which, wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. This segment is described in Note 1. The Company's interest in PBI is a second segment. Two wholly owned software subsidiaries, VC Services, Inc. (dba Viking Computer Services, Inc.) and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two additional segments are combined as Other in the table below.

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

                                                    FOR THE QUARTER ENDED              FOR THE NINE MONTHS ENDED
(IN THOUSANDS)                                            MARCH 31,                           MARCH 31,
                                                    2002               2001            2002                2001
                                                --------------------------------    --------------------------------
Sales to unaffiliated customers -
               Wholesale drug distribution       $   692,458       $    489,916      $  1,808,333      $ 1,194,764
               Other                                   2,783                553             7,697            1,882
                                                 -----------       ------------      ------------      -----------
                        Total                    $   695,241       $    490,469      $  1,816,030      $ 1,196,646

Intersegment sales -
                Wholesale drug distribution      $         -       $          -      $          -      $         -
                Other                                    292                250               901              652
                Intersegment eliminations               (292)              (250)             (901)            (652)
                                                 -----------       ------------      ------------      -----------
                        Total                    $         -       $          -      $          -      $         -

Net Sales -
                Wholesale drug distribution      $   692,458       $    489,916      $  1,808,333      $ 1,194,764
                Other                                  3,075                803             8,598            2,534
                Intersegment eliminations               (292)              (250)             (901)            (652)
                                                 -----------       ------------      ------------      -----------
                        Total                    $   695,241       $    490,469      $  1,816,030      $ 1,196,646

Gross Profit -
               Wholesale drug distribution       $     27,362      $     19,869      $     68,391      $    48,487
               Other                                    2,985               704             8,309            2,102
                                                 -----------       ------------      ------------      -----------
                        Total                    $     30,347      $     20,573      $     76,700      $    50,589

Pre-tax income (loss)
               Wholesale drug distribution       $     10,576      $       5,027     $     21,698      $     9,992
               Other                                    1,496                219            3,973              695
                                                 -----------       ------------      ------------      -----------
                        Total                    $     12,072      $       5,246     $     25,671      $    10,687




         There has been no material change in total assets from the amount disclosed in the last annual report. There are no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.


Note 7. The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. Adoption of SFAS No. 141 did not significantly impact our consolidated financial position.

         The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we will no longer be required or permitted to amortize goodwill reflected on our balance sheet. We will, however, be required to evaluate goodwill reflected on our balance sheet to determine whether the goodwill is impaired under the guidelines of the proposed standard. If we determine that the goodwill is impaired, we will be required to write-off a portion of the goodwill. As of March 31, 2002, we had approximately $51.3 million of goodwill on our balance sheet. During fiscal 2001, goodwill amortization amounted to approximately $1.9 million, which is expected to remain approximately the same for fiscal 2002. Under the standard we will not be required to adopt these rules until July 2002, which is the beginning of our fiscal year 2003. We have not yet performed valuations or appraisals to evaluate any potential goodwill impairment, and therefore no impairment, if any, is currently determinable. If goodwill impairment exists at the date of adoption, it would be recorded as a cumulative effect of a change in accounting principles.

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

         The Financial Accounting Standards Board has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to impact our consolidated financial position.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of March 31, 2002 and June 30, 2001, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2002 and March 31, 2001, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2001 Annual Report to Stockholders.

         Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in or suggested by such forward looking statements. These risks and uncertainties include our ability to compete in a competitive industry, with many competitors having substantially greater resources than ours and our customers and suppliers generally having the right to terminate or reduce their purchases or shipments with us on relatively short notice without penalty, changes in interest rates, our ability to maintain or improve its operating margin with the industry's competitive pricing pressures, the changing business and regulatory environment, including possible changes in reimbursement for healthcare products and in manufacturers' pricing or distribution policies, the continued availability of investment buying opportunities, the loss of one or more key suppliers for which alternative sources may not be available, and the ability to integrate recently acquired businesses. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect our views as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements.


         Results of Operations:

         Net Sales Net sales increased $204.8 million, or 41.8%, for the quarter ended March 31, 2002, compared to the corresponding period of the prior year. Sales growth was in both the national pharmacy chain and independent and regional pharmacy groups. Sales to national pharmacy chains increased $112.1 million in part due to our ability to deploy the capital secured in our July 2001 secondary equity offering. Independent and regional pharmacy sales increased $87.9 million over the third quarter of fiscal 2001 due to new accounts, increased sales to existing customers and the inclusion of Diversified Healthcare acquired in June 2001.

         Net sales increased $619.4 million, or 51.8% for the nine months ended March 31, 2002, compared to the corresponding period of the prior year. Sales growth was primarily in the national pharmacy chains and independent and regional pharmacy groups. National pharmacy chain sales increased $339.4 million over the first nine months of fiscal 2001 in part due to our ability to deploy the capital secured in our July secondary equity offering. Sales to independent and regional pharmacy groups increased $265.4 million due to new accounts, increased sales to existing customers and the inclusion of Diversified Healthcare acquired in June 2001.

         In addition, the nine months ended March 31, 2002 contained $35.0 million in "dock-to-dock" sales, which are not included in net sales due to the Company's accounting policy of recording only the commission on such transactions as a component of cost of sales in its consolidated statements of operations. "Dock-to-dock" sales were $34.4 million and $73.2 million, respectively, for the quarter and nine months ended March 31, 2001.

         Gross Profit Gross profit increased 47.5% to $30.3 million for the quarter ended March 31, 2002, compared to the corresponding period of the prior year. This increase was primarily due to the increase in net sales. As a percentage of net sales, gross margin increased from 4.19% to 4.36% for the quarter ended March 31, 2002, compared to the corresponding period of the prior year. A favorable pricing environment from the manufacturers compared to last year and the consolidation of PBI's results was partially offset by competitive forces in the business.

         Gross profit increased 51.6% to $76.7 million for the nine months ended March 31, 2002, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin was essentially flat, decreasing from 4.23% to 4.22% for the nine months ended March 31, 2002, compared to the corresponding period of the prior year. The positive impact of consolidating PBI was offset by the competitive nature of the business.

         Operating Expenses Operating expenses increased $2.9 million, or 25.0%,to $14.7 million for the quarter and increased $11.5 million, or 37.4%, to $42.4 million for the nine months ended March 31, 2002, compared to the corresponding periods of the prior year. The ratio of operating expenses to net sales for the quarter decreased to 2.11% from 2.39% while the ratio for the first nine months of fiscal 2002 was 2.34%, a 24 basis point decrease from the comparable period of the prior year. The increase in operating expenses for the quarter and period ended March 31, 2002, resulted from the increase in sales during the period as well as the inclusion of operating expenses related to Diversified Healthcare and PBI. The decrease in the ratio of operating expenses to net sales for both the quarter and nine-month period were due to economies of scale that we were able to achieve related to the increase in sales for the periods.

         Interest Expense, Net Net interest expense decreased $0.5 million or 14.4% for the quarter and $1.8 million or 19.7% for the nine months ended March 31, 2002, compared to the corresponding periods of the prior year. As a percentage of net sales, net interest expense decreased to 0.41% from 0.68% for the quarter ended March 31, 2002, compared to the corresponding period of the prior year. This ratio for the first nine months of fiscal 2002 was 0.40%, or 35 basis points lower than the corresponding period of last year. The decrease in net interest expense is the result of declining interest rates that more than offset higher average borrowings during the period. Our rates declined approximately 320 basis points in the third quarter of fiscal 2002 compared to the same quarter of fiscal 2001. See Item 3 for further discussion of market risk associated with interest rates.

         Provision for Income Taxes Our effective income tax rate of 39.5% is the rate expected to be applicable for the full fiscal year ending June 30, 2002. This rate is greater than the federal income tax rate of 34% primarily because of the amortization of intangible assets that are not deductible for income tax purposes and state tax rates. The overall rate is slightly higher than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

         Financial Condition:

         Liquidity and Capital Resources Our working capital requirements are generally met through a combination of internally generated funds, borrowings under our revolving line of credit and the Securitization facility, and trade credit from our suppliers. We utilize the following measures as key indicators of our liquidity and working capital management:

                                                                       March 31,               June 30,
                                                                         2002                    2001
                                                                         ----                    ----
                  Working capital (000's)                              $ 222,249              $  97,533
                  Current ratio                                        1.87 to 1              1.57 to 1


         Working capital and the current ratio have increased as a result of an increase in inventory and the timing of receipts and payments.

         We invested $2,637,000 in capital assets in the nine-month period ended March 31, 2002, as compared to $2,366,000 in the corresponding period in the prior year. The expenditures were primarily related to the new Enterprise Resource Planning computer system being implemented during fiscal 2002.

         This system integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing its productivity and profitability.

         Cash inflows from financing activities totaled $107.2 million for the nine-month period ended March 31, 2002, as compared to cash outflows of $6.9 million for the corresponding period in the prior year. The current year increase in cash inflows is primarily a result of the proceeds from our secondary equity offering completed in July 2001 combined with borrowings under the revolving credit facilities utilized to finance inventory builds. The prior year outflows were primarily related to the repayment of borrowings under the revolving credit facilities utilized to finance inventory builds. At March 31, 2002, $125 million of the possible $150 million of the Securitization facility was utilized and approximately $124 million of the possible $150 million of the revolving credit facility was utilized. In January 2002, we arranged an additional seasonal overline credit agreement that increased the revolving credit agreement to $200 million and the Securitization to $175 million. The additional credit was utilized during the quarter to finance inventory purchases and repaid through the sale of inventory. These agreements expired April 15, 2002. We have begun negotiations to increase both the revolving credit agreement and the Securitization to a total of $400 million. We expect to have these new facilities in place by June 30, 2002. We believe that, together with internally generated funds, our available capital resources will be sufficient to meet foreseeable capital requirements.



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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


Part ll.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) A Special Meeting of Stockholders of the Registrant was held on March 13, 2002.

         (b)      Matters voted upon at the Special Meeting were as follows:

                  a. Approval of the Registrant's 2002 proposal to amend the Registrant's Certificate of Incorporation to increase the total number of shares of common stock we are authorized to issue from 10,000,000 shares to 25,000,000 shares. The result of the stockholder voting was as follows: 5,730,192 for, 723,062 against, 5,542 abstaining, and 0 broker non-votes.


Item 5.  Other Information

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




                                 D & K HEALTHCARE RESOURCES, INC.





Date:  May 3, 2002               By: /s/ J. Hord Armstrong, III
       -----------                   -----------------------------------
                                      J. Hord Armstrong, III
                                      Chairman of the Board and
                                      Chief Executive Officer




                                 By: /s/ Thomas S. Hilton
                                     -----------------------------------
                                      Thomas S. Hilton
                                      Senior Vice President
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

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

3.5** Certificate of Amendment of Certificate of Incorporation of D&K Healthcare Resources, Inc., dated March 13, 2002.

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

**       Filed herewith