Form 10-K
period 2002-06-30
D & K HEALTHCARE RESOURCES INC
filed 2002-09-24
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002           Commission File Number 0-20348

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $129,354,107 as of September 17, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 17, 2002, 14,578,966 shares of Common Stock, par value $.01, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in the Part of this report indicated below:


Part II - Registrant's 2002 Annual Report to Stockholders

Part III - Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders

                                     PART I

Item 1. Business

GENERAL

     We are a wholesale distributor of pharmaceutical and related healthcare and beauty aid products. We serve independent pharmacies, regional pharmacy companies, national pharmacy chains and other healthcare providers. Our independent and regional pharmacy customers are located in 24 states primarily in the Midwest and South. Independent and regional pharmacies generally operate single or multi-site locations in one or more states. National pharmacy chains generally operate a large number of locations in multiple regions of the United States. Our independent and regional pharmacy business has grown from $646.1 million in net sales in fiscal 2000 to $1.095 billion in fiscal 2002. Our national pharmacy chain business has grown from $392.5 million in net sales in fiscal 2000 to $1.247 billion in fiscal 2002. We sell branded pharmaceuticals (approximately 92% of net sales in fiscal 2002), generic pharmaceuticals (approximately 6% of net sales in fiscal 2002) and over-the-counter health and beauty aids (approximately 2% of net sales in fiscal 2002). In addition to distributing products to independent, regional and national pharmacies, we also provide our products and services to other healthcare providers, including hospitals, alternate-site care providers and pharmacy benefit management companies.

     On March 13, 2002, the Company declared a two-for-one stock split in the form of a stock dividend, which was effective on April 11, 2002. All share and per share amounts included in this report and in the consolidated financial statements have been adjusted to retroactively reflect this stock split.

     On July 5, 2001, we completed a secondary stock offering of approximately
4.8 million shares of our common stock. The net proceeds from the offering were approximately $77 million, which were used to repay debt.

     In July 2001, as part of the secondary stock offering, we increased our ownership percentage in Pharmaceutical Buyers, Inc. (PBI) to 68% and in August 2001, we increased our ownership percentage another 2%. These additions were accomplished with individuals exchanging PBI stock for shares of our common stock. This exchange was provided for in the agreement for the original transaction pursuant to which we acquired our initial 50% ownership interest. These transactions are more fully described in Note 2 to our consolidated financial statements.

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


INDUSTRY OVERVIEW

     Wholesale pharmaceutical distributors serve pharmacies and other healthcare providers by providing access to a single source for pharmaceutical and healthcare products from hundreds of different manufacturers. In addition, wholesale pharmaceutical distributors lower customer inventory costs, provide efficient and timely product delivery and provide valuable inventory and purchasing information. Customers also benefit from value-added programs developed by wholesale pharmaceutical distributors to reduce costs and to increase operating efficiencies for the customer, including packaging, stockless inventory and pharmacy computer systems. One industry association analysis estimates that wholesale distributors save the healthcare delivery system more than $146 billion per year compared to purchasing directly from manufacturers.

     Wholesale pharmaceutical distributors are an important distribution channel for pharmaceutical manufacturers, accounting for approximately 72.4% of the $174.4 billion of prescription drug sales to retailers and institutions during 2001. Wholesale pharmaceutical distribution industry sales increased from $2.4 billion in 1970 to more than $126.3 billion in 2001, and we expect them to continue to increase. The principal factors contributing to this historical and expected growth are the following:



     - AGING OF POPULATION. The number of individuals over age 50 in the United States is projected to grow from 28% of the population presently to 32% in 2010 and 35% by 2015. This demographic group represents the largest percentage of new prescriptions filled and obtains more prescriptions per capita annually than any other age group.

     - INCREASED DRUG UTILIZATION. In recent years, a number of factors have contributed to the increased utilization of drug-based therapies to prevent and to treat disease. These factors include increased research and development spending by pharmaceutical manufacturers leading to the introduction of new pharmaceuticals, the lower costs of drug-based therapy relative to surgery and increased direct to consumer advertising by manufacturers.

     - IMPORTANCE OF THE WHOLESALE DISTRIBUTION CHANNEL. Over the past decade, as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers. Drug wholesalers are generally able to offer their customers and suppliers more efficient distribution and inventory management than pharmaceutical manufacturers. As a result, from 1980 to 2001, the percentage of total pharmaceutical sales through wholesale distributors increased from approximately 57.0% to approximately 72.4%.

     - RISING PHARMACEUTICAL COSTS. We believe that price increases for branded pharmaceutical products by manufacturers will continue to equal or exceed the overall increases in the Consumer Price Index. We believe that these increases will be due in large part to relatively inelastic demand for branded pharmaceuticals in the face of higher prices charged for patented drugs as manufacturers attempt to recoup costs associated with the development, clinical testing and FDA approval of new products. From 1990 to 2001, the average retail price of a prescription increased from $22.06 to $50.17.


CUSTOMERS AND PRODUCTS

     Our customer base consists of independent pharmacies, regional pharmacy companies, national pharmacy chains and other healthcare providers. Independent pharmacies generally are community-based pharmacies, which we believe benefit the most from our customized sales, information systems and other value added services. Regional pharmacy companies generally focus on serving customers with multiple sites in one or more states. National pharmacy chains generally have stores located in more than one region in the United States and include the pharmacy departments of supermarkets and mass merchandisers. Other healthcare providers consist of hospitals, other alternate-site care providers (including nursing homes, clinics, home health services and managed care organizations), and pharmacy benefit management companies. We are committed to serving the unique needs of independent and regional pharmacies and have structured our business and operating model to be able to do this in an efficient and profitable manner.

NET SALES

                                                              FISCAL YEARS ENDED
                                         JUNE 30, 2000          JUNE 30, 2001           JUNE 30, 2002
                                         -------------          -------------           -------------
                                       AMOUNT     PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                       ------     -------     ------      -------     ------      -------
                                                             (DOLLARS IN THOUSANDS)
     Independent and regional         $  646,102     44.3%    $  748,399     45.5%    $1,095,120     44.6%
     pharmacies
     National pharmacy chains            392,450     26.9%       796,611     48.4%     1,246,654     50.8%
     Other healthcare providers          416,869     28.6%        98,148      5.9%       101,723      4.2%
     PBI / Software sales (1)              2,626      0.2%         2,835      0.2%        10,251      0.4%
                                      ----------    ------    ----------    ------    ----------    ------

               Total                  $1,458,047    100.0%    $1,645,993    100.0%    $2,453,748    100.0%
                                      ==========    ======    ==========    ======    ==========    ======

-------------
(1)  For FY2002, includes sales from PBI, which is now consolidated.

     During fiscal 2000, fiscal 2001 and fiscal 2002, our 10 largest customers accounted for approximately 55.1%, 49.4%, and 56.4%, respectively, of our net sales. Our largest customer during fiscal 2002 accounted for approximately 24% of our net sales. Our largest customer in fiscal 2001 and fiscal 2000, which was a different customer in each year, accounted for approximately 16% and 18% of our net sales during those periods, respectively. In the fourth quarter of fiscal 2000, our contracts with our two largest mail-order customers were terminated by the customers. In each case, we were given the opportunity to submit proposals to renew the contracts but elected not to do so at prices that would have been required to retain the business. Sales to these customers in fiscal 2000 represented approximately 18% and 5%, respectively, of our total net sales for that period. The loss of these customers has not had a material adverse effect on our sales. See Note 16 to our consolidated financial statements for additional information regarding the impact of the loss of these customers.

   Independent and Regional Pharmacies

     Consistent with our strategy since our inception, one of our primary objectives has been to focus on serving the specialized needs of independent and regional pharmacies while our larger national competitors have increasingly organized their businesses around serving the primary needs of the national pharmacy chain companies as well as their national contracts with group purchasing organizations and pharmacy benefit managers. We have organized ourselves to profitably and efficiently provide all of our services to our independent and regional pharmacy customers from five distribution centers located in four states, serving customers in 24 states primarily in the Midwest and South. Our sales to independent and regional pharmacies grew from $646.1 million in fiscal 2000 to $1.095 billion in fiscal 2002. Each of our distribution centers has the personnel and capabilities to autonomously provide customized distribution, information systems, inventory management and other services to our local independent pharmacy and regional pharmacy customers.

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


   National Pharmacy Chains

     By virtue of our strong independent and regional pharmacy business and our competitive position and strong relationships with pharmaceutical manufacturers and national pharmacy chain companies, we have built a business that serves as a secondary supplier for the high-volume branded pharmaceutical distribution needs of our manufacturers and national pharmacy chain customers. We provide our national pharmacy chain customers with 700 to 800 high-volume, branded bulk pharmaceuticals that we purchase from pharmaceutical manufacturers on favorable terms. Our net revenues from these sales have grown from $392.5 million in fiscal 2000 to $1.247 billion in fiscal 2002.

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

     We strive to offer services that enhance the operating efficiencies of our customers and assist them in competing effectively. Principal elements of our service offering to our customers include:

     - RESOURCE(SM) a proprietary PC based order entry/order confirmation system that completely automates all order creation, transmission and confirmation operations and PARTNERS(SM) a fully automated and customizable replenishment software system which helps pharmacies more efficiently coordinate product supply and demand. Through these proprietary order entry/order confirmation systems that completely automate all order creation, transmission and confirmation operations, our customers have the opportunity to improve their margins and significantly reduce their working capital needs through effective inventory management.

     - SCRIPTMASTER(R) is our pharmacy dispensing management system, which includes computerized order entry, point-of-sale capabilities, inventory control, patient histories, drug interactions and pharmacy reimbursement. This service provides cost savings and enhanced efficiencies to pharmacy customers as well as valuable information on prescription history for manufacturers.

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

     We purchase products from approximately 1,200 manufacturers. We initiate purchase orders with manufacturers through our information systems. During fiscal 2002 and fiscal 2001, our 10 largest suppliers accounted for approximately 71% and 66%, respectively, of our purchases by dollar volume. Our largest supplier accounted for approximately 22% (by dollar volume) of our purchases during fiscal 2002 and approximately 31% (by dollar volume) of our purchases during fiscal 2001. Another vendor accounted for approximately 11% (by dollar volume) of our purchases during fiscal 2002. As is common practice in our industry, the majority of our supply contracts are terminable by either party upon short notice and without penalty. We believe that our relationships with our suppliers are good.


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

     In March 2000, we selected JD Edwards OneWorld(TM) product as our new Enterprise Resource Planning software package. The OneWorld(TM) product is a complete system that integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. Once implementation is complete, all systems will be consolidated in St. Louis and Cape Girardeau. The new system will provide us with improved operations management and financial reporting systems. Implementation of this system began in July 2000 and is expected to be completed during fiscal 2003.


BUYING GROUP

     In November 1995, we purchased 50% of Pharmaceutical Buyers, Inc. (PBI), a Colorado-based group purchasing organization. PBI is one of the largest pharmaceutical group purchasing organizations in the United States with over 2,000 member organizations. PBI's member organizations include long-term care facilities, home infusion providers, and medical equipment distributors. In connection with the secondary stock offering in July 2001, we increased our ownership in PBI to 68% and an additional 2% was acquired in a subsequent transaction in August 2001. The resulting required consolidation of PBI's operations positively impacted our financial statements by increasing our gross profit and gross margin percentage but has had no effect on our earnings per share. See Note 13 to our consolidated financial statements.


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


EMPLOYEES

     As of August 31, 2002, we employed 456 persons, 408 of whom were full-time employees. Approximately 25 employees at our Minneapolis, Minnesota distribution center are covered by a collective bargaining agreement with the Miscellaneous Drivers, Helpers and Warehousemen's Union, Local 638, which expires in March 2003. Approximately 11 employees at our Jewett Drug Co. subsidiary are covered by a collective bargaining agreement with the General Drivers and Helpers Union Local 749, affiliated with the International Brotherhood of Teamsters, which expires February 29, 2004. In November 2001, the National Labor Relations Board decertified the United Steelworkers of America as the collective bargaining representative for approximately 34 employees at our Cape Girardeau, Missouri distribution center. We believe that our employee relations are good.



FORWARD-LOOKING STATEMENTS

       Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in or suggested by such forward looking statements. These risks and uncertainties include the Company's ability to compete in a competitive industry, with many competitors having substantially greater resources than the Company and the Company's customers and suppliers generally having the right to terminate or reduce their purchases or shipments on relatively short notice, changes in interest rates, the Company's ability to maintain or improve its operating margin with the industry's competitive pricing pressures, the changing business and regulatory environment, including possible changes in reimbursement for healthcare products and in manufacturers' pricing or distribution policies or practices, the availability of investment purchasing opportunities, the loss of one or more key suppliers for which alternative sources may not be available, and the ability to integrate recently acquired businesses. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect the Company's views as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Item 2. Properties

     We conduct our business from a total of nine office, warehouse and satellite depot facilities. Our primary operating facilities include:

     LOCATION                                          DESCRIPTION                           SQUARE FOOTAGE
     --------                                          -----------                           --------------
     Cape Girardeau, Missouri (1)....................  Distribution and administration           66,000
     Lexington, Kentucky (1).........................  Distribution and administration           61,900
     Minneapolis, Minnesota (2)......................  Distribution and administration           63,000
     Aberdeen, South Dakota (1)......................  Distribution and administration           40,000
     Weston, Florida (1).............................  Distribution and administration           24,000
     Owensboro, Kentucky  (2)........................  Distribution and administration           34,000
     Caguas, Puerto Rico (1).........................  Distribution and administration            5,000
     Boulder, Colorado (1)...........................  PBI headquarters                           5,500
     St. Louis, Missouri (1).........................  Corporate offices                         11,500
     St. Louis, Missouri (3).........................  Corporate offices                         31,765

-------------
(1)  Leased.
(2)  Owned.
(3)  Leased. To be occupied during fiscal 2003.

     We also maintain warehouse and satellite depot facilities in Missouri and Kentucky that enable us to efficiently distribute products on a timely basis. We believe our facilities are adequate to support our present business plans.



Item 3. Legal Proceedings

         No material legal proceedings are pending against us.


Item 4. Submission of Matters to a Vote of Security Holders


         We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2002.



Item 4A. Executive Officers of the Registrant

         The name, age and position of each of our executive officers are set forth below.

     J. Hord Armstrong, III, 61, has served as our Chairman of the Board, Chief Executive Officer and Treasurer and as one of our directors since December 1987. Prior to joining us, Mr. Armstrong served as Vice President and Chief Financial Officer of Arch Mineral Corporation, a coal mining and sales corporation, from 1981 to 1987 and as its Treasurer from 1978 to 1981. Mr. Armstrong serves as a Trustee of the St. Louis College of Pharmacy.

     Martin D. Wilson, 41, has served as our President and Chief Operating Officer since January 1996, as Secretary from August 1993 to April 1999 and as one of our directors since 1997. Mr. Wilson previously served as our Executive Vice President, Finance and Administration from May 1995 to January 1996, as our Vice President, Finance and Administration from April 1991 to May 1995 and as our Controller from March 1988 to April 1991. Prior to joining D&K, Mr. Wilson, was associated with KPMG Peat Marwick, a public accounting firm.

     Thomas S. Hilton, 50, has served as our Senior Vice President and Chief Financial Officer since January 1999. Between May 1980 and June 1998, Mr. Hilton was employed by the Peabody Group, a coal mining and sales corporation, serving in a variety of management positions including Vice President and Treasurer from March 1993 to May 1995 and as Vice President and Chief Financial Officer from May 1995 to June 1998.

     Leonard R. Benjamin, 52, has served as our Vice President, General Counsel and Secretary since April 1999. Between January 1999 and April 1999, Mr. Benjamin was Assistant General Counsel of Innovex Corporation, a provider of sales forces to the pharmaceutical industry. Between October 1998 and January 1999, Mr. Benjamin was counsel to KWS&P/SFA Inc., a software provider to the pharmaceutical industry. Between April 1994 and July 1998, Mr. Benjamin was employed by Walsh International Inc., a software provider to the pharmaceutical industry, initially as Associate General Counsel and then as Vice President, General Counsel and Secretary.

     Brian G. Landry, 46, has served as our Vice President and Chief Information Officer since April 2000. Mr. Landry previously served as Vice President, I.S. product management from April 1999 to April 2000 and as Vice President and General Manager of our Minneapolis distribution center from November 1996 to April 1999. From October 1992 to October 1996, Mr. Landry was employed by Cardinal Health as a general manager of a distribution center.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information set forth under the caption "Price Range Per Common Share" on page 1 of the registrant's 2002 Annual Report to Stockholders is incorporated herein by this reference.

         The following table contains certain information concerning shares of common stock of the Company subject to options issued under the Company's 1992 Long-term Incentive Plan (as amended), 1993 Stock Option Plan (as amended) and 2001 Long-term Incentive Plan. The Company's stockholders have approved the 1992 Long-term Incentive Plan and the 2001 Long-term Incentive Plan. The 1993 Stock Option Plan (the 1993 Plan) is for employees and certain other persons (other than directors or executive officers of the Company) who perform services for the Company. Under the 1993 Plan, the Company may grant options, which do not qualify as Incentive Stock Options, at a price not less than fair market value of the Company's common stock at the time of grant. The term of the options shall not exceed 10 years from the date of grant. There were 700,000 shares authorized under the 1993 Plan. The 1993 Plan did not require stockholder approval.

                                    EQUITY COMPENSATION PLAN INFORMATION

                                                                                   NUMBER OF SECURITIES
                                                                                  REMAINING AVAILABLE FOR
                                                                                   FUTURE ISSUANCE UNDER
                               NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                               BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                               OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (a))

         PLAN CATEGORY                   (a)                      (b)                       (c)
-------------------------------------------------------------------------------------------------------------
   Equity compensation plans
   approved by stockholders            955,866                   $14.30                   841,000
-------------------------------------------------------------------------------------------------------------
   Equity compensation plans
   not approved by
   stockholders                        136,250                   $12.04                     --
-------------------------------------------------------------------------------------------------------------
             TOTAL                    1,092,116                  $13.96                   841,000
-------------------------------------------------------------------------------------------------------------

Item 6. Selected Financial Data

         The information set forth under the caption "Financial Highlights" on page 1 of the registrant's 2002 Annual Report to Stockholders is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         The table below sets forth certain statement of operations data for the last three fiscal years expressed as a percentage of net sales and in comparison with the prior fiscal year. Unless otherwise indicated, for purposes of this discussion, all references to "2002," "2001," and "2000" shall mean the Company's fiscal years ended June 30, 2002, June 30, 2001, and June 30, 2000, respectively.

                                 --------------------------------------------     --------------------------------
                                                                                   Percentage Change from Prior
                                           Percentage of Net Sales                             Year
                                 --------------------------------------------     --------------------------------
                                     2002            2001            2000          2001-2002         2000-2001
                                 -------------    ------------    -----------     -------------    ---------------
Net sales                            100.00%          100.00%        100.00%             49.1%              12.9%
Gross profit                           4.19%            4.18%          3.87%             49.4%              22.0%
Total operating expenses              (2.30%)          (2.54%)        (2.34%)            34.9%              22.7%
                                 -------------    ------------    -----------

Income from operations                 1.89%            1.64%          1.53%             72.0%              20.8%
Interest expense, net                 (0.40%)          (0.72%)        (0.66%)           (18.7%)             24.1%
Other, net                            (0.03%)           0.00%          0.05%               NM                NM
Income tax provision                  (0.57%)          (0.36%)        (0.36%)           139.7%              13.2%
Minority interest                     (0.03%)             -              -                 NA                NA
                                 -------------    ------------    -----------
Net income                             0.86%            0.56%          0.56%            130.3%              11.5%
                                 =============    ============    ===========

FISCAL YEAR ENDED JUNE 30, 2002, COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2001

     NET SALES Net sales increased $807.8 million to $2.454 billion, or 49.1%, for the fiscal year ended June 30, 2002, compared to the corresponding period of the prior year. Sales growth was primarily in the independent and regional pharmacy and national pharmacy chain groups. Sales to independent and regional pharmacies increased $346.7 million to $1.095 billion, or 46.3%, as a result of the net increase in sales to existing customers, the addition of DHI for a full year, and the addition of new customers. National pharmacy chain sales increased $450.0 million to $1.247 billion, or 56.5%, over fiscal 2001 as proceeds from our equity offering were primarily used to capitalize on opportunities in this trade class, while sales to healthcare providers increased $3.6 million to $101.7 million, or 3.6%. The increase in net sales related to the consolidation of PBI in fiscal 2002 was insignificant.

     We made replenishment purchases and investment purchases, including both forward purchasing and special purchasing opportunities, with our largest supplier for fiscal 2002. We continue to make replenishment and forward purchases, but do not anticipate any special purchasing opportunities in the near future, with this supplier. If we are unable to identify and benefit from other purchasing opportunities, then there could be a negative impact on our revenues and earnings in future periods.

     In addition, during fiscal 2002 we made $70.5 million in dock-to-dock sales, which are not included in net sales due to our accounting policy of recording only the commission on such transactions as a reduction to cost of sales in our consolidated statements of operations. Dock-to-dock sales represent bulk sales of pharmaceuticals to self-warehousing chain pharmacies for which we act only as an intermediary in the order and subsequent delivery of products to the customers' warehouses. The commission on dock-to-dock sales is typically lower than the gross profit realized on sales of products from inventory. Dock-to-dock sales were $85.1 million during fiscal 2001.

     GROSS PROFIT Gross profit increased $34.0 million to $102.8 million, or 49.4%, for fiscal 2002, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin increased from 4.18% to 4.19% for the fiscal year ended June 30, 2002, compared to the corresponding period of the prior year. The slight increase in gross margin percentage was due to the inclusion of PBI partially offset by competitive forces in the business and a slightly higher mix of national pharmacy chain business that normally has lower gross margins.

     OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $14.6 million to $56.5 million, or 34.9%, for the fiscal year ended June 30, 2002 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for fiscal 2002 was 2.30%, a 9.4% decrease from the comparable period of the prior year. The increase in operating expenses resulted from the inclusion of DHI and PBI operating expenses during the year, a shift in sales mix to accounts requiring a higher level of service, and higher depreciation expense related to portions of the new ERP system being implemented. The ratio of operating expense to net sales fell as a function of the increase in sales in national pharmacy business that has lower incremental operating costs.

     INTEREST EXPENSE, NET Net interest expense decreased $2.2 million to $9.7 million, or 18.7%, for the fiscal year ended June 30, 2002, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense decreased to 0.40% from 0.72% for fiscal 2002, compared to the corresponding period of the prior year. The decrease in net interest expense was primarily the result of lower average borrowing rates.

     INCOME TAX PROVISION Our effective income tax rate was 39.3% for the fiscal year ended June 30, 2002 compared to 39.2% for the corresponding period of the prior year. These rates were different from the statutory blended federal and state rates primarily because of the amortization of intangible assets that are not deductible for federal and state income tax purposes. Our effective rate is slightly higher than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

     MINORITY INTEREST We began recording minority interest during fiscal 2002 as a result of our additional investment in PBI in July 2001. Prior to fiscal 2002, our investment was treated under the equity method and our portion of the earnings in PBI where recorded accordingly.


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

     OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $7.8 million to $41.9 million, or 22.7%, for the fiscal year ended June 30, 2001 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for fiscal 2001 was 2.54%, an 8.5% increase from the comparable period of the prior year. The increase in operating expenses and the ratio of operating expenses to net sales resulted primarily from a shift in sales mix to accounts requiring a higher level of service and related expense.

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


LIQUIDITY AND CAPITAL RESOURCES

     Our working capital requirements are generally met through a combination of internally generated funds, borrowings under the revolving line of credit, the accounts receivable securitization program, and trade credit from our suppliers. On July 5, 2001, stockholders' equity was increased by approximately $77 million as the result of our secondary stock offering. See Note 1 of our consolidated financial statements.

     We use the following ratios as key indicators of our liquidity and working capital management:

                                                                       JUNE 30,     JUNE 30,
                                                                         2002        2001
                                                                         ----        ----
            Working capital (000s)..................................  $ 182,636    $ 97,533
            Current ratio...........................................  1.79 to 1   1.57 to 1

     Working capital and current ratio at June 30, 2002 are higher than June 30, 2001 levels. Increases in inventory levels are related to seasonal sales patterns and growth that have been partially offset by accounts payable increases tied to timing of inventory receipts and related payments.

     We invested $3.4 million in capital assets in fiscal 2002, as compared to $3.5 million in the corresponding period in the prior year. The fiscal 2002 and 2001 expenditures were primarily related to the implementation of our new Enterprise Resource Planning computer system, which is scheduled to be completed during fiscal 2003. This system integrates sales order management, inventory management, transportation management, customer service, accounts payable, accounts receivable, general ledger and financial reporting. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

     Net cash inflows from financing activities totaled $61.3 million for the year ended June 30, 2002 as compared to net cash outflows of $3.5 million for the corresponding period in the prior year. During fiscal 2002, we received proceeds from our secondary stock offering that was partially offset by increased repayments under our revolving credit agreement. During the previous year, the capacity under our accounts receivable securitization program increased which made available funds for repayment of the revolving credit facility.

     On June 12, 2001, our revolving line of credit was amended to increase the maximum borrowing capacity to $150 million and extend the term to August 2005. Under the loan agreement, the total amount of loans and letters of credit outstanding at any time may not exceed the lesser of an amount based on percentages of eligible inventories (the borrowing base formula), or our maximum borrowing capacity under this agreement but may not be less than $20 million. The advances currently bear interest at a base rate of the London Interbank Offering Rate (LIBOR) plus 1.75%, or at the prime rate plus 0.25% per annum payable monthly. Through an interest rate swap agreement, we effectively fixed the interest rate on $20 million of our revolving line of credit at a nominal rate of 6.19%. At June 30, 2002 and June 30, 2001, the borrowing base formula amounted to $241.4 million and $132.2 million, respectively. The unused portion of the line of credit amounted to $71.3 million at June 30, 2002 and $56.9 million at June 30, 2001. The agreement expires in August 2005, and, therefore, the related debt has been classified as long-term. The revolving line of credit is secured by eligible inventories. In July 2002, our revolving line of credit was amended to increase the maximum borrowing capacity to $200 million.

     In the first quarter of fiscal 1999, we entered into an accounts receivable securitization program under an asset securitization structure with our primary lender. On June 8, 2001, this agreement was amended to increase the maximum amount of receivables eligible to be sold to $150 million and the term was extended to August 2005. At June 30, 2002, $120 million of this facility was utilized. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to the Seller are sold, without recourse, to a multi-seller, asset backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We use the proceeds from the sale of our accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. Funding costs under this program are 4.85% on the first $50 million with the rate on the excess amounts equal to the commercial paper rate. Certain program fees total an additional 0.75%. The portion of receivables not sold by the subsidiary remains an asset on the balance sheet ($31.7 million as of June 30, 2002). In

August 2002, this agreement was amended to increase the maximum amount of receivables eligible to be sold to $200 million.

     Stockholders' equity increased to $167.4 million at June 30, 2002 from $57.5 million at June 30, 2001, due to the impact of the equity offering and net earnings during the period. We believe that funds available under the line of credit and the securitization facility, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.


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


RECENT TRENDS

      During the first two months of the fiscal 2003 first quarter, the Company's internal revenue and margin objectives for its national chain business were not achieved. The sales shortfall is principally the result of fewer than expected purchasing and sales opportunities available during the period. The Company's sales in the national chain business have been variable from month to month historically, driven largely by opportunistic purchases from pharmaceutical companies for distribution primarily to national chains.

      Additionally, the Company's growth in sales to the independent and regional pharmacy trade class has trended below internal expectations in the first two months of the quarter of fiscal 2003. The Company now expects this trade class to achieve growth of approximately 10%, year-over-year, in the first quarter. While below expectations, this performance should enable the Company to further expand its share of this trade class, despite the unusually strong growth it achieved in the year-ago first quarter. The Company believes its sales performance in the trade class reflects a recent softening in retail sales trends now being exhibited across the country. The Company also believes the retail sales trends reflect a greater than expected revenue impact from generic drugs' encroachment on branded pharmaceuticals, the impact of increasingly higher prescription co-payment costs as well as funding challenges across most state Medicaid systems.


CRITICAL ACCOUNTING POLICIES

     The Company's more critical accounting policies include the accounts receivable securitization program, the valuation of long-lived assets, and the use of estimates (which inherently involve judgment and uncertainties) in valuing accounts receivable.

Accounts Receivable Securitization Program

     The Company and its wholly-owned, bankruptcy-remote subsidiary ("Seller") has an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to the Seller are sold, without recourse, to a multi-seller, asset backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. The Company utilizes proceeds from the sale of its accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. Under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140) the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The Seller is a separate legal entity from the Company. The Seller's assets are available first and foremost to satisfy the claims of its creditors. Eligible receivables, as defined in the securitization agreement, consist of trade receivables from our subsidiaries, excluding non-pharmaceutical receivables, reduced for certain items, including past due balances and concentration limits. Of the eligible pool of receivables contributed to the Seller, undivided interests in only a portion of the pool are sold to the Conduit. The portion of eligible receivables not sold to the Conduit remains an asset of the Seller. The Seller's interest in these receivables is subordinate to the Conduit's interest in the event of default under the securitization agreement.

Valuation of Goodwill and Intangible Assets

     Goodwill and certain identifiable intangibles assets are reviewed when events or circumstances indicate that the net book value may not be recoverable. Under SFAS No. 142,"Goodwill and Other Intangible Assets", goodwill and intangible assets that have indefinite lives will no longer be amortized but will be tested for impairment annually or more frequently if circumstances indicate potential impairment. Other intangible assets will continue to be amortized over their estimated useful lives.

Accounts Receivable

     We perform ongoing credit evaluations of our customers, including reviews of their current credit information, and adjust credit limits based upon payment history and the customer's current credit worthiness. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations completed after June 30, 2001. See Note 2 of our consolidated financial statements.

     The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we will no longer be required or permitted to amortize goodwill or other intangible assets with indefinite lives reflected on the balance sheet. We will, however, be required to evaluate these items reflected on the balance sheet to determine whether they are impaired under the guidelines of the standard. Other intangible assets with definite lives will continue to be amortized over their estimated useful lives. We adopted SFAS No. 142 as of July 1, 2002. As a result of this adoption, the Company will recognize an impairment loss of approximately $7.0 million ($4.2 million net of tax) during the first quarter of fiscal 2003. This will be recognized as the cumulative effect of a change in accounting principle. This impairment results from an appraisal valuation and relates to goodwill originally established for the acquisition of Jewett Drug Co. The earnings per share impact of goodwill amortization during fiscal 2002 was $0.08 per share.

     The Financial Accounting Standards Board has issued SFAS No. 143, "Asset Retirement Obligations" in June 2001. SFAS 143 provides guidance on accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. We adopted this statement in fiscal 2002, and it did not affect our consolidated financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS 121, "Accounting for Long-lived Assets and for Long-lived Assets to be Disposed Of", and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We are in the process of evaluating the adoption of this standard, but do not believe it will have a material impact on our consolidated financial statements.

     The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements related to accounting for gains and losses from the extinguishments of debt and accounting for certain lease modifications. We are in the process of evaluating the adoption of this standard, but do not believe it will have a material impact on our consolidated financial statements.

     The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit activities previously covered by EITF 94-3. This statement will be applied prospectively to any exit or disposal activities that we initiate after December 31, 2002.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.4 million in annual interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations. Our hedging arrangements at June 30, 2002 are described in Note 8 to our audited consolidated financial statements.










Item 8. Financial Statements and Supplementary Data

                                                                                                   PAGE
                                                                                  ---------------------------------------
Independent Auditors' Report                                                                     Page 17
Consolidated Balance Sheets at June 30, 2002 and June 30, 2001                                   Page 19
Consolidated Statements of Operations for the years ended June 30, 2002,
   June 30, 2001, and June 30, 2000                                                              Page 20
Consolidated Statements of Stockholders' Equity for the years
   Ended June 30, 2002, June 30, 2001, and June 30, 2000                                         Page 21
Consolidated Statements of Cash Flows for the years ended June 30, 2002,
   June 30, 2001, and June 30, 2000                                                              Page 22
Notes to Consolidated Financial Statements                                                       Page 23

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
D&K Healthcare Resources, Inc.:

We have audited the accompanying consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. The consolidated financial statements and the financial statement schedule of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2001, and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the restatement described in Note 1 to the consolidated financial statements, in their report dated August 7, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2001, and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations. As described in Note 1, the Company declared a two-for-one stock split in the form of a stock dividend during the year ending June 30, 2002, and the amounts in the consolidated financial statements as of June 30, 2001, and for each of the years in the two-year period then ended, relating to all share and per share amounts have been restated to retroactively reflect this stock split. We audited the adjustments that were applied to restate the share and per share amounts reflected in the June 30, 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the June 30, 2001 and 2000 consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries other than with respect to such adjustments and, accordingly, do not express an opinion or any other form of assurance on the June 30, 2001 and 2000 consolidated financial statements taken as a whole.


/s/ KPMG LLP

St. Louis, Missouri
August 7, 2002

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ALL SHARE AND PER SHARE AMOUNTS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL 2001 AND 2000 HAVE BEEN ADJUSTED TO RETROACTIVELY REFLECT A TWO-FOR-ONE STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND THAT OCCURRED IN FISCAL 2002.


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






/s/ Arthur Andersen LLP

St. Louis, Missouri
August 7, 2001

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(in thousands, except share and per share data)

                                                                            JUNE 30, 2002         JUNE 30, 2001
                                                                            -------------         -------------
ASSETS
  Current Assets
    Cash (including restricted cash of $11,754 and $7,516
       respectively)                                                         $  11,754              $   7,516
    Receivables, net of allowance for doubtful accounts of
      $1,374 and $2,197, respectively                                           31,217                 45,131
    Inventories                                                                364,244                214,739
     Deferred income taxes                                                         897                  1,540
    Prepaid expenses and other current assets                                    5,802                  1,124
                                                                             ---------              ---------
              Total current assets                                             413,914                270,050
  Property and Equipment, net of accumulated depreciation
    and amortization                                                            11,104                 10,865
  Investment in PBI                                                                 --                  4,552
  Other Assets                                                                   5,024                  2,758
  Goodwill, net of accumulated amortization                                     51,131                 41,979
  Other Intangible Assets, net of accumulated amortization                       1,965                     --
                                                                             ---------              ---------
                Total assets                                                 $ 483,138              $ 330,204
                                                                             =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Current maturities of long-term debt                                     $   2,270              $     320
    Accounts payable                                                           215,777                158,930
    Accrued expenses                                                            13,231                 13,267
                                                                             ---------              ---------
             Total current liabilities                                         231,278                172,517
  Long-term Liabilities                                                          2,757                  2,300
  Deferred Income Taxes                                                            249                  3,388
  Long-term Debt                                                                81,457                 94,489
                                                                             ---------              ---------
              Total liabilities                                                315,741                272,694
  Stockholders' Equity
    Preferred stock                                                                 --                     --
    Common stock                                                                   151                     47
    Paid-in capital                                                            124,089                 34,006
     Accumulated other comprehensive loss                                         (887)                  (356)
     Retained earnings                                                          49,590                 29,359
     Less treasury stock                                                        (5,546)                (5,546)
                                                                             ---------              ---------
      Total stockholders' equity                                               167,397                 57,510
                                                                             ---------              ---------
      Total liabilities and stockholders' equity                             $ 483,138              $ 330,204
                                                                             =========              =========

Preferred stock has no par value; 1 million shares are authorized. At June 30, 2002 and 2001, no shares were issued or outstanding.

Common stock has a par value of $.01 per share; 25 million shares are authorized; 15,146,602 and 9,416,062 shares were issued at June 30, 2002 and 2001, respectively. At June 30, 2002, 14,553,802 shares were outstanding and 592,800 shares were held in treasury. At June 30, 2001, 8,823,262 shares were outstanding and 592,800 shares were held in treasury.

The accompanying notes are an integral part of these statements.

                        D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per share data)                                       For the Years Ended
                                                      -------------------------------------------------------------
                                                      JUNE 30, 2002           JUNE 30, 2001           JUNE 30, 2000
                                                      -------------           -------------           -------------
Net Sales                                              $ 2,453,748             $ 1,645,993             $ 1,458,047
Cost of Sales                                            2,350,917               1,577,169               1,401,625
                                                       -----------             -----------             -----------
  Gross profit                                             102,831                  68,824                  56,422
Depreciation and Amortization                                4,453                   3,428                   3,118
Operating Expenses                                          52,039                  38,450                  31,005
                                                       -----------             -----------             -----------
  Income from operations                                    46,339                  26,946                  22,299
                                                       -----------             -----------             -----------
Other Income (Expense):
  Interest expense                                         (10,386)                (13,311)                (10,643)
  Interest income                                              667                   1,352                   1,007
  Equity in net income of PBI                                   --                     607                     634
  Other, net                                                  (710)                   (563)                    102
                                                       -----------             -----------             -----------

                                                           (10,429)                (11,915)                 (8,900)
                                                       -----------             -----------             -----------
  Income before income tax provision
     and minority interest                                  35,910                  15,031                  13,399
Income Tax Provision                                       (14,113)                 (5,887)                 (5,200)
Minority Interest                                             (738)                     --                      --
                                                       ===========             ===========             ===========
  Net income                                           $    21,059             $     9,144             $     8,199
                                                       ===========             ===========             ===========


Basic Earnings Per Share                               $      1.48             $      1.08             $      0.97
                                                       ===========             ===========             ===========

Diluted Earnings Per Share                             $      1.42             $      1.01             $      0.92
                                                       ===========             ===========             ===========


The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                                             COMMON     PAID-IN   COMPREHENSIVE  RETAINED    TREASURY
                                                             STOCK      CAPITAL       LOSS       EARNINGS      STOCK        TOTAL
                                                             -----      -------       ----       --------      -----        -----
BALANCE AT JUNE 30, 1999                                   $      44   $  29,555   $      --    $  12,232    $    (944)   $  40,887
    Net Income                                                    --          --          --        8,199        8,199
    Stock options exercised, including tax benefit                 1         780          --           --           --          781
    Treasury stock acquired                                       --          --          --           --       (4,602)      (4,602)
                                                           ---------   ---------   ---------    ---------    ---------    ---------
BALANCE AT JUNE 30, 2000                                          45      30,335          --       20,431       (5,546)      45,265
    Comprehensive income:
        Net income                                                --          --          --        9,144           --        9,144
       Change in value of cash flow hedge, net of $227 tax
                   benefit                                        --          --        (356)          --           --         (356)
                                                                                                                          ---------
            Total comprehensive income                                                                                        8,788
    Stock options exercised, including tax benefit                 2       3,671          --           --           --        3,673
    Dividends paid ($0.05/share)                                  --          --          --         (216)          --         (216)
                                                           ---------   ---------   ---------    ---------    ---------    ---------
BALANCE AT JUNE 30, 2001                                   $      47   $  34,006   $    (356)   $  29,359    $  (5,546)   $  57,510
                                                           ---------   ---------   ---------    ---------    ---------    ---------
    Comprehensive income:
        Net income                                                --          --          --       21,059           --       21,059
       Change in value of cash flow hedge, net of $347 tax
                   benefit                                        --          --        (531)          --           --         (531)
                                                                                                                          ---------
            Total comprehensive income                                                                                       20,528
    Secondary stock offering                                      24      76,838          --           --           --       76,862
    Shares issued upon acquisition of PBI                          2       6,905          --           --           --        6,907
    Stock options exercised, including tax benefit                 3       6,340          --           --           --        6,343
    Stock split in the form of a stock dividend                   75          --          --          (75)          --           --
    Dividends paid ($0.0525/share)                                --          --          --         (753)          --         (753)
                                                           ---------   ---------   ---------    ---------    ---------    ---------
BALANCE AT JUNE 30, 2002                                   $     151   $ 124,089   $    (887)   $  49,590    $  (5,546)   $ 167,397

The accompanying notes are an integral part of these statements.

                          D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                                                  For the Years Ended
                                                                             -------------------------------------------------------
                                                                             JUNE 30, 2002        JUNE 30, 2001        JUNE 30, 2000
                                                                             -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $  21,059            $   9,144            $   8,199
  Adjustments to reconcile net income to net cash
     flows from operating activities--
       Depreciation and amortization                                                4,453                3,428                3,118
       Amortization of debt issuance costs                                          1,096                1,126                  764
       Loss / (gain) from sale of assets                                              333                  (57)                 (16)
       Equity in net income of PBI                                                     --                 (607)                (634)
       Deferred income taxes                                                       (1,796)              (1,653)                 270
       Decrease (increase) in receivables, net                                     15,478               (5,577)             (15,034)
       (Increase) decrease in inventories                                        (149,204)               2,472              (36,839)
       Increase in prepaid expenses and other
         current assets                                                            (5,576)                (722)                (792)
       Increase (decrease) in accounts payable                                     56,626                7,519               (7,526)
       Increase in accrued expenses                                                 4,419                3,972                  963
       Other, net                                                                  (1,800)                 925                 (427)
                                                                                ---------            ---------            ---------
         Net cash flows from operating activities                                 (54,912)              19,970              (47,954)
                                                                                ---------            ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for acquisitions, net of cash acquired                                     961               (9,037)                  --
  Investment in other assets                                                         (200)                (650)                (804)
  Cash dividend from PBI                                                               --                  450                  350
  Purchases of property and equipment                                              (3,445)              (3,450)              (3,270)
  Proceeds from sale of assets                                                        543                   57                   16
                                                                                ---------            ---------            ---------
         Net cash flows from investing activities                                  (2,141)             (12,630)              (3,708)
                                                                                ---------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under revolving line of credit                                     896,667              662,183              538,303
    Repayments under revolving line of credit                                    (912,752)            (667,023)            (479,767)
    Proceeds from secondary stock offering                                         76,862
    Proceeds from equipment loan                                                       --                   --                  965
    Payments of long-term debt                                                       (757)                 (17)                (283)
    Payments of capital lease obligations                                            (236)                (286)                (118)
    Proceeds from exercise of stock options                                         2,260                2,349                  399
    Payment of dividends                                                             (753)                (216)                  --
    Purchase of treasury stock                                                         --                   --               (4,602)
    Payments of deferred debt costs                                                    --                 (475)                (282)
                                                                                ---------            ---------            ---------
       Net cash flows from financing activities                                    61,291               (3,485)              54,615
                                                                                ---------            ---------            ---------
       Increase in cash                                                             4,238                3,855                2,953
Cash, beginning of period                                                           7,516                3,661                  708
                                                                                ---------            ---------            ---------
Cash, end of period                                                             $  11,754            $   7,516            $   3,661
                                                                                ---------            ---------            ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for--
       Interest                                                                 $   9,258            $  12,139            $  10,499

       Income taxes, net                                                        $  11,076            $   7,168            $   3,698

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of all divisions and wholly-owned and majority-owned subsidiaries of D&K Healthcare Resources, Inc. (the Company). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

The Company's fiscal year end is June 30. References to years relate to fiscal years rather than calendar years unless otherwise stated.

Concentration of Credit Risk

The Company is a full-service, regional wholesale drug distributor. From facilities in Missouri, Kentucky, Minnesota, South Dakota and Florida, the Company distributes a broad range of pharmaceutical products, health and beauty aids and related products to its customers in more than 24 states. The Company is focused on serving the unique needs of independent and regional pharmacies and have structured its business and operating model to be able to do this in an efficient and profitable manner.

In 2002, sales to one customer represented approximately 24% of total net sales. In 2001, sales to one customer represented approximately 16% of total net sales. In 2000, sales to one customer represented approximately 18% of total net sales. The supply contracts with two customers (including the Company's then largest customer), representing approximately 23% of fiscal 2000 sales, were terminated in the fourth quarter of fiscal 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when products are shipped or services are provided to customers. Shipping and handling costs associated with the shipment of goods are recorded as operating expenses in the consolidated statements of operations.

During 2002, 2001 and 2000, the Company had $70.5 million, $85.1 million, and $46.8 million, respectively, of "dock-to-dock" sales, which are excluded from net sales due to the Company's policy of recording only the commission on such transactions as a reduction against cost of goods sold in the consolidated statements of operations. Dock-to-dock sales represent large volume sales of pharmaceuticals to major self-warehousing retail chain pharmacies whereby the Company acts as an intermediary in the order and subsequent delivery of products to the customers' warehouses.

Restricted Cash

Restricted cash of $11.8 million and $7.5 million, respectively, at June 30, 2002 and June 30, 2001, represents cash receipts from customers that must be used to reduce borrowings under the revolving line of credit and are included in cash.

Inventories

Inventories consist of pharmaceutical drugs and related over-the-counter items, which are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are charged to operations primarily using the straight-line method over the shorter of the estimated useful lives of the various classes of assets, which vary from 2 to 30 years, or the lease term for leasehold improvements. For income tax purposes, accelerated depreciation methods are used. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets.

Long-Lived Assets

If facts and circumstances suggest that a long-lived asset, including intangible assets, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. See Note 16 regarding implementation of SFAS No. 142.


Interest Rate Risk Management

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under these standards, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to stockholders' equity through other comprehensive income. The adoption of these standards did not have a material impact on the Company's consolidated financial statements taken as a whole. The Company does not use derivative instruments for trading or speculative purposes.

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

Book Overdrafts

Accounts payable includes book overdrafts (outstanding checks) of $17.1 million and $10.6 million at June 30, 2002 and June 30, 2001, respectively.

Stockholders' Equity

Treasury Stock. In May 1999, the board of directors authorized the repurchase of up to 600,000 shares of the Company's outstanding common stock. The shares were acquired in the open market during the twelve-month period from the date of authorization. Of the 600,000 shares authorized, 592,800 shares were purchased during the program.

Equity Offering. On July 5, 2001, the Company completed a secondary offering of approximately 4.8 million shares of common stock with net proceeds of approximately $77 million.

Authorization of additional shares of Common Stock. In January 2002, the Board of Directors amended the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock to 25 million shares.

Stock Split. On March 13, 2002, the Company declared a two-for-one stock split in the form of a stock dividend and distributed on April 11, 2002 to shareholders of record on March 29, 2002. All share and per share amounts included in the consolidated financial statements have been adjusted to retroactively reflect this stock split.

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

NOTE 2. ACQUISITIONS:

In July 2001, as part of the secondary stock offering, the Company increased its ownership percentage in Pharmaceutical Buyers, Inc. (PBI) to 68% and in August 2001, our ownership percentage increased another 2%. The aggregate purchase price was $6.9 million. The value of the 400,000 shares issued was based on the initial price of the secondary stock offering for the first increase and the closing price of the stock for the second increase. These additions were accomplished with individuals converting PBI stock to shares of our common stock. This arrangement was part of the original transaction when we acquired our initial 50% ownership interest. This transaction was accounted for under the purchase method of accounting. Goodwill recognized in this transaction amounted to $10.7 million, but is not deductible for tax purposes. Intangible assets other than goodwill recognized in this transaction amounted to $1.9 million that have a weighted-average useful life of approximately 15 years.

On June 15, 2001, the Company acquired 100% of the outstanding stock of Diversified Healthcare, LLC, a pharmaceutical distribution company based in Owensboro, Kentucky, that provides comprehensive pharmaceutical distribution services to customers in the Midwest region. This transaction was accounted for under the purchase method of accounting. The purchase price for this acquisition was approximately $9.0 million, consisting of $7.5 million in cash and a $1.5 million 2-year note. Approximately $1.1 million of goodwill was recorded as part of this transaction, which will be amortized over 25 years. Results of operations were not significantly impacted during fiscal year 2001 as a result of this transaction.

NOTE 3.       PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following (in thousands):

                                               JUNE 30, 2002               JUNE 30, 2001
                                               -------------               -------------
Land                                              $    320                    $    535
Building and improvements                            2,115                       3,338
Fixtures and equipment                              15,605                      12,547
Leasehold improvements                               2,082                       2,728
Vehicles                                               518                         749
                                                  --------                    --------
                                                    20,640                      19,897
Less-Accumulated depreciation and
  amortization                                      (9,536)                     (9,032)
                                                  --------                    --------
                                                  $ 11,104                    $ 10,865
                                                  ========                    ========


Total depreciation and amortization relating to property and equipment was $2.1 million in 2002, $1.6 million in 2001, and $1.2 million in 2000. The Company leases certain properties under capital leases. Capital lease asset balances consist of buildings of $1.3 million and $1.8 million as of June 30, 2002 and 2001, respectively. Related accumulated amortization amounted to approximately $358,000 and $345,000 respectively.

NOTE 4. INVESTMENT IN PBI:

In November 1995, the Company purchased approximately 50% of the capital stock of Pharmaceutical Buyers, Inc. ("PBI"), a Colorado-based group purchasing organization. Pursuant to the transaction, the Company acquired approximately 50% of the voting and non-voting common stock of PBI for $3.75 million in cash. The Company's investment in PBI was accounted for under the equity method until July 2001 at which time an additional 18% ownership interest was acquired and consolidated PBI for financial reporting purposes. See Note 2 for further discussion of the additional ownership.

The Company's equity in the net income of PBI totaled $607,000 and $634,000, respectively, for 2001 and 2000, which is net of amortization of goodwill associated with its investment in PBI of $276,000 for each of these years. The PBI goodwill was amortized using the straight-line method over a period of 25 years. During 2001 and 2000, the Company received cash dividends of $450,000 and $350,000 from PBI, which were recorded as a reduction in the carrying amount of the investment.

Summarized balance sheet information for PBI for its fiscal year ended December 31, 2001 and information for the periods ended June 30, 2002 and 2001 included (in millions) (June 30, 2002 amounts were included in the consolidated results of the Company):

                                    JUNE 30, 2002          DECEMBER 31, 2001          JUNE 30, 2001
                                    -------------          -----------------          -------------
                                                                                       (unaudited)
      Current assets                     $ 3.5                   $ 3.4                     $ 2.9
      Non-current assets                   0.5                     0.5                       0.6
      Current liabilities                  1.5                     1.6                       1.7
      Non-current liabilities              2.5                     2.5                       3.4

Summarized income statement information for PBI for its fiscal year ended December 31, 2001 and information for the six months ended June 30, 2002, 2001 and 2000 included (in millions) (June 30, 2002 amounts were included in the consolidated results of the Company):

                                                                                     SIX MONTHS ENDED (unaudited)
                              12 MONTHS ENDED           12 MONTHS ENDED         --------------------------------------
                               JUNE 30, 2002           DECEMBER 31, 2001          JUNE 30, 2001         JUNE 30, 2000
                               -------------           -----------------          -------------         -------------
Net revenue                        $ 7.5                     $ 6.7                    $ 3.0                 $ 2.9
Net income                           2.4                       2.1                      0.8                  0.8

In connection with its investment in PBI, the Company entered into an agreement pursuant to which MassMutual is entitled to exchange its capital stock of PBI with the Company at fair market value. The Company has the right, and it is their intention, to satisfy this exchange with cash. If the Company elects not to satisfy the exchange with cash, the Company could satisfy the exchange with shares of its common stock, in which case MassMutual would have certain registration rights.

Certain other shareholders of PBI had the option to exchange their combined 20% ownership interests in PBI for shares of the Company's common stock under the terms of the original purchase agreement. Those options were determined to be dilutive in 2001 and 2000 and are included in the reconciliation of the basic and the diluted earnings per share computation (See Note 13). See Note 2 regarding the conversion of these interests into the Company's stock during fiscal 2002.

NOTE 5. INTANGIBLE ASSETS:

Intangible assets consisted of the following (in thousands):

                                                                            JUNE 30, 2002    JUNE 30, 2001
                                                                            -------------    -------------
              Goodwill, net of accumulated amortization of $8,472 and           $51,131          $41,979
                           $6,292, respectively
               Other intangible assets, net of accumulated amortization           1,965               --
                           of $149
                                                                            ------------     ------------
                                                                                $53,096          $41,979
                                                                             ===========     ============

The goodwill is being amortized using the straight-line method over periods of 5 to 40 years. Amortization of goodwill totaled $2.2 million in 2002, $1.9 million in 2001, and $1.8 million in 2000. Other intangible assets, which primarily represent valued placed on supplier and customer relationships, are being amortized using the straight-line method over periods of 5 to 15 years with an approximate weighted-average amortization period of 13.5 years. Amortization of intangible assets totaled $0.1 million in 2002 and is estimated to remain approximately the same for the next five years. Other intangible assets not subject to amortization total $0.2 million. Goodwill related to the Wholesale drug distribution segment, net of amortization, was $38.3 and $39.3 million as of June 30, 2002 and 2001, respectively. Goodwill related to the Company's other segments, which are combined for reporting purposes, amounted to $12.8 million and $2.7 million as of June 30, 2002 and 2001, respectively. Other intangible assets related to the Wholesale drug distribution segment, net of amortization, were $0.2 as of June 30, 2002. Other intangible assets related to the Company's other segments amounted to $1.7 million as of June 30, 2002. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2002. See
Note 16 for further discussion on the impact of the adoption of this statement.


NOTE 6. LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                           JUNE 30, 2002        JUNE 30, 2001
                                                           -------------        -------------
Revolving line of credit with banks                          $ 77,993              $ 93,151
Other, including capital lease obligations                      5,734                 1,658
                                                             --------              --------
                                                               83,727                94,809
Less--Current maturities                                       (2,270)                 (320)
                                                             --------              --------
                                                             $ 81,457              $ 94,489
                                                             ========              ========


As of June 30, 2002, the revolving line of credit had a maximum borrowing capacity of $150 million, expiring in August 2005. Under the loan agreement, the total amount of loans and letters of credit outstanding at any time may not exceed the lesser of an amount based on percentages of eligible inventories (the borrowing base formula), or our maximum borrowing capacity under this agreement but may not be less than $20 million. The advances currently bear interest at a base rate of the London Interbank Offering Rate (LIBOR) plus 1.75%, or at the prime rate plus 0.25% per annum payable monthly. The Company was required to pay annual facility fees of $807,000 and $521,323, respectively, in 2002 and 2001. At June 30, 2002 and June 30, 2001, the borrowing base formula amounted to $241.4 million and $132.2 million, respectively. At June 30, 2002 and June 30, 2001, the unused portion of the line of credit amounted to $71.3 million and $56.9 million, respectively. The agreement expires August 7, 2005, and, therefore, the related debt has been classified as long-term. The revolving line of credit is secured by eligible inventories. In July 2002, this agreement was amended to increase the maximum borrowing capacity to $200 million.

The Company is required under the terms of its debt agreements to comply with certain financial covenants, including those related to interest coverage ratios and cash flow to fixed charges ratios. The Company also is limited in its ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of its lenders. The Company is in compliance with its debt covenants as of June 30, 2002.

In June 2000, the Company entered into a $965,000 equipment financing arrangement with a five-year term ending July 2005. The arrangement provides for monthly payments bearing interest at LIBOR plus 1.95%. This arrangement is secured by the equipment purchased with the proceeds.

At June 30, 2002, maturities of long-term debt, including capital lease obligations, were as follows (in thousands):

                       FISCAL YEAR ENDING JUNE 30,
                       ---------------------------
                                   2003                          $ 2,270
                                   2004                            1,360
                                   2005                            1,383
                                   2006                           78,676
                                   2007                               38
                                                                 -------
                                                                 $83,727
                                                                 =======


At June 30, 2002 and June 30, 2001, the fair value of long-term debt approximated its current carrying value.

NOTE 7. ACCOUNTS RECEIVABLE SECURITIZATION:

During 1999, the Company and its wholly-owned, bankruptcy-remote subsidiary ("Seller") established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been sold on a non-recourse basis by the Company to the Seller are then sold to a multi-seller, asset backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. The Company utilizes proceeds from the sale of its accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. Funding costs under this program are 4.85% on the first $50 million with the rate on the excess amounts equal to the commercial paper rate. Certain program fees total an additional 0.75%. At June 30, 2002, the securitization program had a maximum capacity of $150 million which expires in August 2005. The funding cost of the securitization program for fiscal year 2002 and 2001 was $4.2 million and $6.0 million, respectively. In August 2002, this program was amended to increase the maximum capacity to $200 million.

Under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit were $120.0 and $110.0 million at June 30, 2002 and 2001, respectively.

The Seller is a separate legal entity from the Company. The Seller's assets are available first and foremost to satisfy the claims of its creditors. Eligible receivables, as defined in the securitization agreement, consist of trade receivables from our subsidiaries, excluding non-pharmaceutical receivables, reduced for certain items, including past due balances and concentration limits. Of the eligible pool of receivables contributed to the Seller, undivided interests in only a portion of the pool are sold to the Conduit. The Seller's interest in these receivables is subordinate to the Conduit's interest in the event of default under the securitization agreement. The portion of eligible receivables not sold to the Conduit remains an asset of the Seller ($31.7 million as of June 30, 2002).

NOTE 8. DERIVATIVE INSTRUMENTS:

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which was required to be adopted in years beginning after June 15, 2000. Accordingly, the Company adopted the provisions of this standard on July 1, 2000, resulting in an increase in stockholders' equity of approximately $69,000. At June 30, 2001, the Company had recorded short-term liabilities of approximately $90,000 and long-term liabilities of approximately $640,000 relating to derivative instruments. At June 30, 2002, the Company had recorded long-term liabilities of approximately $1,461,000 related to the interest rate swap.

Through an interest rate swap agreement, the Company effectively fixed the interest rate on $20 million of our revolving line of credit at a nominal rate of 6.19%. This interest rate derivative instrument has been designated as a cash flow hedge. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 and No. 138 allow derivative gains and losses to offset related results on hedged items in the consolidated statements of operations. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. During fiscal 2002 and 2001, approximately $531,000 (net of $347,000 of tax) and $356,000 (net of $227,000 of tax), was
recorded as other comprehensive loss, respectively. No gain or loss representing the ineffectiveness of the cash flow hedge was recognized in other expense, as this derivative instrument represents a perfect hedge.

NOTE 9. COMMITMENTS AND CONTINGENCIES:

The Company leases office and warehouse space and other equipment through noncancelable operating leases. Rental expense under operating leases was $2.9 million, $2.3 million, and $1.9 million in 2002, 2001, and 2000, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at June 30, 2002, are $11.9 million and payments during the succeeding five years are: 2003, $3.6 million; 2004, $2.6 million; 2005, $2.2 million; 2006, $2.1 million; 2007, $1.2 million; and thereafter $0.2 million.

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as bank letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being required. In the Company's past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 10. STOCK OPTIONS:

In 1992, the Company adopted a Long-Term Incentive Plan that authorized the Stock Option and Compensation Committee of the Board of Directors (the Committee) to grant key employees and officers of the Company incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. Options to purchase up to 400,000 shares of common stock were authorized under the Long-Term Incentive Plan. The Committee determines the price (which may not be less than fair market value on the date of grant) and terms at which awards may be granted, along with the duration of the restriction periods and performance targets. In 1999, the Company's shareholders approved an Amended and Restated Long-Term Incentive Plan (Long-Term Incentive Plan) that increased the number of shares available for grant to 1,700,000 shares. Stock options granted under the Long-Term Incentive Plan are not exercisable earlier than six months from the date of grant (except in the case of death or disability of the employee holding the same), nor later than ten years from the date of grant.

In February 1993, the Board of Directors of the Company adopted the D&K Wholesale Drug, Inc. 1993 Stock Option Plan (the 1993 Plan) to grant key employees of the Company non-qualified stock options to purchase up to 700,000 shares of the Company's common stock. The 1993 Plan is administered by the Company's Board of Directors, which determines the price and terms at which awards may be granted. Stock options granted under the 1993 Plan are immediately exercisable from the date of grant and expire not later than ten years from the date of grant. The exercise price of all options granted pursuant to the 1993 Plan was equal to the fair market value of stock on the respective dates of grant.

In November 2001, the Board of Directors adopted, and the Company's shareholders approved, the 2001 Long Term Incentive Plan (the 2001 Plan). Under the 2001 Plan, the Committee may grant to directors, officers and key employees of the Company up to an aggregate of 1,000,000 incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the price of stock options which may not be less than the fair market value on the date of grant. Stock options granted under the 2001 Plan vest over a three year period from the date of grant, and may be exercised no later than five years from the date of grant.

The following tables summarize information about options at June 30, 2002:

                                          Options Outstanding                                 Options Exercisable
                      ------------------------------------------------------------- -----------------------------------------
  Range of Exercise          Number         Weighted Average         Weighted Average   Number Exercisable   Weighted Average
      Price               Outstanding    Remaining Contractual Life   Exercise Price                          Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
$1.6875 to $1.8750             6,250           3.88 years                $ 1.88                6,250              $ 1.88
$2.8125 to $3.3125            43,332           4.96 years                $ 3.02               43,332              $ 3.02
$5.6250  to $8.3550          543,534           8.33 years                $ 6.62              464,191              $ 6.59
$10.000 to $10.6875           51,000           8.62 years                $10.61               51,000              $10.61
$20.6550 to $30.8550         448,000           7.46 years                $24.48              310,000              $21.64
                        -----------------                                              -------------------
                           1,092,116           7.83 years                $13.96              874,773              $11.95
                        =================                                              ===================

Changes in options outstanding under the Company's stock option plans are as follows:

                                                                                                       Weighted Average
                                                                     Number of Shares                   Exercise Price
                                                                     ----------------                   --------------
OUTSTANDING AT JUNE 30, 1999                                               992,396                      $    5.66
   Granted 2000                                                            330,000                          10.12
   Exercised 2000                                                         (160,400)                          2.36
   Canceled 2000                                                          (643,600)                         10.20
                                                                     ------------------------------------------------
OUTSTANDING AT JUNE 30, 2000                                               518,396                           3.88
   Granted 2001                                                          1,017,000                           6.81
   Exercised 2001                                                         (430,000)                          5.46
   Canceled 2001                                                           (52,000)                         10.55
                                                                     ------------------------------------------------
OUTSTANDING AT JUNE 30, 2001                                             1,053,396                           5.69
   Granted 2002                                                            477,000                          24.09
   Exercised 2002                                                         (424,946)                          4.75
   Canceled 2002                                                           (13,334)                          6.50
                                                                     ------------------------------------------------
OUTSTANDING AT JUNE 30, 2002                                             1,092,116                      $   13.96
                                                                         =========

Stock options exercisable at June 30, 2002, June 30, 2001, and June 30, 2000 were 874,773, 857,396, and 498,396, respectively, with a weighted average exercise price of $11.95, $5.18, and $3.71, respectively. Shares available to be granted at June 30, 2002, June 30, 2001, and June 30, 2000 were 841,000,
212,138, and 564,938, respectively.

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

                                                         2002               2001               2000
                                                         ----               ----               ----
              Net income - as reported              $   21,059          $    9,144          $    8,199
              Net income  - pro forma               $   19,000          $    7,496          $    7,579
              Earnings per share:
                  Basic - as reported               $     1.48          $     1.08          $     0.96

                  Basic - pro forma                 $     1.33          $     0.88          $     0.90
                  Diluted - as reported             $     1.42          $     1.01          $     0.92
                  Diluted - pro forma               $     1.29          $     0.83          $     0.85

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                           2002             2001            2000
                                                           ----             ----            ----
              Risk free interest rates                     4.19%           4.81%            6.30%
              Expected life of options                   5.0 years       5.0 years        5.0 years
              Volatility of stock price                     43%             46%              42%
              Expected dividend yield                     0.002%           0.01%             N/A
              Fair value of options granted               $10.50           $2.99            $5.18

NOTE 11. INCOME TAXES:

The components of the income tax provision were as follows (in thousands):

                                               2002              2001             2000
                                               ----              ----             ----
Current tax provision                        $ 15,909           $  7,540       $  4,893
Deferred tax provision                         (1,796)            (1,653)           307
                                             --------           --------       --------
Income tax provision                         $ 14,113           $  5,887       $  5,200
                                             ========           ========       ========

The actual income tax provision differs from the expected income tax provision, computed by applying the U.S. statutory Federal tax rates of 35.0%, 34.3%, and 34.1% in 2002, 2001 and 2000, respectively, to income before income tax provision, as follows (in thousands):

                                                                                       2002              2001                2000
                                                                                       ----              ----                ----
Expected income tax provision                                                        $12,569            $ 5,156             $ 4,570
Amortization of intangible assets not deductible for
      income tax purposes                                                                120                210                 203
Equity in net income of PBI not taxable for income
      tax purposes                                                                        --               (242)               (248)
State income taxes, net of Federal benefit                                             1,276                531                 569
Other, net                                                                               148                232                 106
                                                                                     -------            -------             -------
                                                                                     $14,113            $ 5,887             $ 5,200
                                                                                     =======            =======             =======

At June 30, 2002 and June 30, 2001, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                2002                 2001
                                                                ----                 ----
Deferred tax assets:
   Allowance for doubtful accounts                           $   473                 $   739
   Accrued expenses                                            1,450                     986
   Capital lease obligations                                     112                     112
   Inventories                                                 1,048                     830
   Net operating loss carryforwards                              555                     555
   Items related to DHI acquisition                               --                     927
          Costs related to derivative instruments                584                      --
   Other                                                         617                     168
                                                             -------                 -------
      Total deferred tax assets                              $ 4,839                 $ 4,317
                                                             -------                 -------
Deferred tax liabilities:
   Property and equipment                                    $  (256)                $  (470)
   Inventories                                                (1,831)                 (3,709)
   Intangibles                                                (1,018)                 (1,014)
   Accounts receivable                                          (156)                   (156)
   Other                                                        (930)                   (816)
                                                             -------                 -------
      Total deferred tax liabilities                         $(4,191)                $(6,165)
                                                             -------                 -------
Net deferred tax assets / (liabilities)                      $   648                 $(1,848)
                                                             =======                 =======

The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code or individual states and if not utilized by the Company, the net operating loss carryforwards will expire beginning in 2007. The Company believes that the net deferred tax assets are fully recoverable.

NOTE 12. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan covering substantially all of its employees. Plan participants may contribute up to 20% of their annual compensation, subject to certain limitations. The Company contribution is discretionary and was equivalent to 50% of employees' contributions up to a maximum contribution based on 6% of eligible compensation. Expenses related to the plan were $260,000 in 2002, $234,000 in 2001, and $176,000 in 2000. Jewett
Drug Company (Jewett) has a defined contribution 401(k)/profit sharing plan covering substantially all of its employees. Jewett made a discretionary contribution of $100,000 to this plan in 2002 and 2001. Jewett also participates in the Central States Pension, a multi-employer pension plan, on behalf of its union employees in accordance with the union agreement. The expenses relating to this plan during 2002 and 2001 were approximately $21,000 and 23,000, respectively.

The Company also has an executive retirement benefit plan, implemented in 1998, that provides supplemental pre-retirement life insurance plus supplemental retirement income to key executives. The life insurance benefit is calculated at three times the participant's annual salary. The retirement income benefit is provided through discretionary contributions to each participant's account, which vest 20% annually and are fully vested upon attaining age 65. Upon retirement, the accumulated account balance is paid to the participant over 15 years in quarterly benefit payments. The Company's expense related to the plan was $75,000 in 2002, $241,000 in 2001, and $213,000 in 2000. In July 2002, this plan was terminated with participants receiving their vested retirement income benefit balance in the plan. There was no income statement impact as a result of this termination. The life insurance benefit will continue for each participant.

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



                                                                2002
                                                ------------------------------------
                                                   Income      Shares      Per-Share
                                                (Numerator) (Denominator)    Amount
                                                ----------- -------------    ------
BASIC EARNINGS PER SHARE:
  Net income available to common shareholders   $   21,059    14,246,751   $   1.48

EFFECT OF DILUTED SECURITIES:
  Options and warrants                                  --       419,852
  Convertible securities                              (169)       11,178
                                                ------------------------

DILUTED EARNINGS PER SHARE:
  Net income available to common shareholders
        plus assumed conversions                $   20,890    14,677,781   $   1.42
                                                ------------------------


                                                                  2001
                                                  -----------------------------------
                                                     Income      Shares     Per-Share
                                                  (Numerator) (Denominator)   Amount
                                                  ----------- -------------   ------
BASIC EARNINGS PER SHARE:
  Net income available to common shareholders      $   9,144   8,478,198     $  1.08

EFFECT OF DILUTED SECURITIES:
  Options and warrants                                    --     253,316
  Convertible securities                                  95     400,000
                                                   ---------------------

DILUTED EARNINGS PER SHARE:
  Net income available to common shareholders
       plus assumed conversions                    $   9,239   9,131,514     $  1.01
                                                   ---------------------



                                                                  2000
                                                  -----------------------------------
                                                     Income      Shares     Per-Share
                                                  (Numerator) (Denominator)   Amount
                                                  ----------- -------------   ------
BASIC EARNINGS PER SHARE:
  Net income available to common shareholders      $   8,199   8,481,902     $  0.97

EFFECT OF DILUTED SECURITIES:
  Options and warrants                                    --     217,850
  Convertible securities                                 152     400,000
                                                   ---------------------

DILUTED EARNINGS PER SHARE:
  Net income available to common shareholders
      plus assumed conversions                     $   8,351   9,099,752     $  0.92
                                                   ---------------------


NOTE 14. EFFECT OF NEW ACCOUNTING STANDARDS:

The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations completed after June 30, 2001. See Note 2 of our consolidated financial statements.

The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, we will no longer be required or permitted to amortize goodwill or other intangible assets with indefinite lives reflected on the balance sheet. We will, however, be required to evaluate these items reflected on the balance sheet to determine whether they are impaired under the guidelines of the standard. Other intangible assets with definite lives will continue to be amortized over their estimated useful lives. We adopted SFAS No. 142 as of July 1, 2002. The impact of this adoption is explained in Note 16 of our consolidated financial statements.

The Financial Accounting Standards Board has issued SFAS No. 143, "Asset Retirement Obligations" in June 2001. SFAS 143 provides guidance on accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. We adopted this statement in fiscal 2002, and it did not affect our consolidated financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS 121, "Accounting for Long-lived Assets and for Long-lived Assets to be Disposed Of", and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We are in the process of evaluating the adoption of this standard, but do not believe it will have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements related to accounting for gains and losses from the extinguishments of debt and accounting for certain lease modifications. We are in the process of evaluating the adoption of this standard, but do not believe it will have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit activities previously covered by EITF 94-3. This statement will be applied prospectively to any exit or disposal activities that we initiate after December 31, 2002.

NOTE 15. BUSINESS SEGMENTS:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way public companies report information about operating segments that is consistent with that made available to management of the Company in allocating resources and assessing performance.

After application of the aggregation criteria, the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No.
131. This segment is described in Note 1. The Company's ownership of PBI (see
Note 4) is a second segment. Two wholly-owned software subsidiaries; Viking Computer Services, Inc. and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two segments are combined as Other in the table that follows.

Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. During fiscal 2002, approximately 92% of net sales were branded pharmaceuticals, 6% were generic pharmaceuticals, and 2% were various health and beauty products. The Company operates principally in the United States. Intersegment sales have been recorded at amounts approximating market. Interest and corporate expenses are allocated to wholly-owned subsidiaries only. Assets have been identified with the segment to which they relate.


                                                                    FOR THE YEARS ENDED
                                                  -------------------------------------------------------
(IN THOUSANDS)                                    JUNE 30, 2002        JUNE 30, 2001        JUNE 30, 2000
                                                  -------------        -------------        -------------
Sales to unaffiliated customers --
               Wholesale drug distribution         $ 2,444,290          $ 1,643,594          $ 1,455,421
               Other                                     9,458                2,399                2,626
                                                   -----------          -----------          -----------
                      Total                        $ 2,453,748          $ 1,645,993          $ 1,458,047

Intersegment sales --
               Wholesale drug distribution         $        --          $        --          $        --
               Other                                     1,197                  891                  329
               Intersegment eliminations                (1,197)                (891)                (329)
                                                   -----------          -----------          -----------
                      Total                        $        --          $        --          $        --

Gross profit --
               Wholesale drug distribution         $    92,578          $    66,070          $    53,923
               Other                                    10,253                2,754                2,499
                                                   -----------          -----------          -----------
                      Total                        $   102,831          $    68,824          $    56,422

Depreciation and amortization --
               Wholesale drug distribution         $     4,107          $     3,177          $     2,884
               Other                                       346                  527                  510
               Less:  PBI amortization (1)                  --                 (276)                (276)
                                                   -----------          -----------          -----------
                      Total                        $     4,453          $     3,428          $     3,118

Interest expense -
               Wholesale drug distribution         $     9,955          $    13,148          $    10,517
               Other                                       431                  163                  126
                                                   -----------          -----------          -----------
                      Total                        $    10,386          $    13,311          $    10,643

Earnings before income tax provision -
               Wholesale drug distribution         $    31,271          $    14,150          $    12,692
               Other                                     4,639                  881                  707
                                                   -----------          -----------          -----------
                      Total                        $    35,910          $    15,031          $    13,399



                                                                FOR THE YEARS ENDED
                                                   ---------------------------------------------
(IN THOUSANDS)                                     JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2000
                                                   -------------   -------------   -------------
Purchases of property and equipment -
         Wholesale drug distribution                 $     988       $     555       $   1,913
         Other                                              63              46             111
         Other unallocated Corporate amounts             2,394           2,849           1,246
                                                     ---------       ---------       ---------
              Total                                  $   3,445       $   3,450       $   3,270


Identifiable assets -
         Wholesale drug distribution                 $ 464,494       $ 316,211       $ 422,508
         Other                                           6,111           7,050          10,141
         Other unallocated Corporate amounts (2)        12,533           6,943           3,391
         Elimination of receivables from Corporate          --              --        (141,621)
                                                     ---------       ---------       ---------
              Total                                  $ 483,138       $ 330,204       $ 294,419



(1) Amortization of PBI goodwill is netted against Equity in net income of PBI in the accompanying Consolidated Statements of Operations in 2001 and 2000.
(2) Amounts represent assets at Corporate Headquarters consisting primarily of deferred tax assets, property and equipment and deferred debt costs.


NOTE 16. SUBSEQUENT EVENT:

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2002. As a result of this adoption, the Company will recognize an impairment loss of approximately $7.0 million ($4.2 million net of tax) during the first quarter of fiscal 2003. This will be recognized as the cumulative effect of a change in accounting principle. This impairment results from an appraisal valuation and relates to goodwill originally established for the acquisition of Jewett Drug Co. The earnings per share impact of goodwill amortization during fiscal 2002 was $0.08 per share.


NOTE 17. QUARTERLY RESULTS (UNAUDITED)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were as follows:


(in thousands, except per share data)                 2002 QUARTER                           2002
                                      --------------------------------------------------  ------------
                                          FIRST        SECOND       THIRD       FOURTH        YEAR
Net sales                              $  529,091   $  591,698   $  695,241   $  637,718   $2,453,748
Gross profit                               21,858       24,495       30,347       26,131      102,831
Net income                                  3,586        4,642        7,302        5,529       21,059

Basic earnings per share               $     0.26   $     0.33   $     0.51   $     0.38   $     1.48
Diluted earnings per share                   0.25         0.31         0.49         0.37         1.42



(in thousands, except per share data)                 2001 QUARTER                           2001
                                      --------------------------------------------------  ------------
                                          FIRST        SECOND       THIRD       FOURTH        YEAR
Net sales                              $  350,902   $  355,275   $  490,469   $  449,347   $1,645,993
Gross profit                               14,601       15,415       20,573       18,235       68,824
Net income                                  1,542        1,777        3,200        2,625        9,144

Basic earnings per share               $     0.18   $     0.21   $     0.38   $     0.31   $     1.08
Diluted earnings per share                   0.18         0.20         0.35         0.28         1.01


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Effective June 11, 2002, the Board of Directors of the Registrant, upon recommendation of its audit committee, dismissed Arthur Andersen LLP ("Andersen") as the Registrant's independent public accountants and engaged KPMG LLP ("KPMG") to serve as the principal accountant to audit the Registrant's financial statements for the fiscal year ending June 30, 2002. Andersen audited the Registrant's financial statements for fiscal years 1999, 2000 and 2001, and served as the Registrant's principal accountant since 1989.

In connection with its audit for fiscal years 2000 and 2001, and during the subsequent interim period preceding the engagement of KPMG, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Andersen's report on the financial statements for fiscal years 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years, and during the subsequent interim period preceding the engagement of KPMG, Andersen did not advise, and has not indicated to the Registrant that it had reason to advise, the Registrant of any reportable event, as defined in Item 304(a) of Regulation S-K of the Exchange Act. The Registrant requested that Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in the Form 8-K filed on June 11, 2002. A copy of the letter from Andersen dated June 11, 2002, stating its agreement with the foregoing disclosures is filed as Exhibit
16.1 to the Form 8-K filed on June 11, 2002.

During the last two fiscal years, and during the subsequent interim period preceding the engagement of KPMG, the Registrant had not consulted KPMG regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or any other matter that would be required to be reported.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information set forth under the captions "Election of Directors" in the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated herein by this reference. The Company will file the 2002 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

Item 11. Executive Compensation

                  The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's 2002 Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's 2002 Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

                  The information set forth under the caption "Certain Transactions" in the registrant's 2002 Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act is incorporated herein by this reference.

Item 14. Controls and Procedures

            The registrant does not need to comply with the requirements of this item until their first quarter filing for fiscal 2003, which will be their first report for a period ending on or after August 29, 2002.


Item 15. Exhibits, Financial Statements, Schedules and Reports on
         Form 8-K

                  (a)(1) Financial statements:  See Item 8 above.


                     (2) The following financial statement schedule and auditors' report thereon are included in Part IV of this report:
                                                                        Page
                                                                        ----
                  Schedule II - Valuation and Qualifying Accounts        41

         Schedules other than those listed above have been omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.

                     (3) Exhibits.

                         See Exhibit Index.

                  (b)    Reports on Form 8-K

                         On June 11, 2002, the registrant filed a Current Report on Form 8-K under Item 4 that announced the change in auditors for the fiscal year ending June 30, 2002.

                        On June 27, 2002, the registrant filed a Current Report
                           on Form 8-K under Item 4 that announced the change in auditors for its 401-k Profit Sharing Plan and Trust for the year ending December 31, 2001.



                  (c)   See Item 15(a)(3) above.

                  (d)   See Item 15(a)(2) above.

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

                                         D & K HEALTHCARE RESOURCES, INC.
                                                   (Registrant)


                                     By /s/ J. Hord Armstrong, III
                                        --------------------------
                                        J. Hord Armstrong, III,
                                        Chairman of the Board,
                                        Chief Executive Officer and Treasurer
Date:  September 24, 2002

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


Signature                           Title                                                Date
---------                           -----                                                ----
/s/ J. Hord Armstrong, III          Chairman, Chief Executive Officer,            September 24, 2002
-------------------------------     Treasurer and Director
J. Hord Armstrong, III

/s/ Martin D. Wilson                President, Chief Operating Officer            September 24, 2002
-------------------------------     and Director
Martin D. Wilson

/s/ Thomas S. Hilton                Senior Vice President, Chief Financial        September 24, 2002
-------------------------------     Officer (Principal financial and
Thomas S. Hilton                    accounting officer)


/s/ Richard F. Ford                 Director                                      September 24, 2002
-------------------------------
Richard F. Ford

/s/ Bryan H. Lawrence               Director                                      September 24, 2002
-------------------------------
Bryan H. Lawrence

/s/ Robert E. Korenblat             Director                                      September 24, 2002
-------------------------------
Robert E. Korenblat

/s/ Thomas F. Patton                Director                                      September 24, 2002
-------------------------------
Thomas F. Patton

/s/ Louis B. Susman                 Director                                      September 24, 2002
-------------------------------
Louis B. Susman

/s/ Harvey C. Jewett, IV            Director                                      September 24, 2002
-------------------------------
Harvey C. Jewett, IV


                                 CERTIFICATIONS



I, J. Hord Armstrong, III, certify that:


     1. I have reviewed this annual report on Form 10-K of D&K Healthcare Resources, Inc.;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 24, 2002


                           /s/ J. Hord Armstrong, III
                           --------------------------
                             J. Hord Armstrong, III
                       Chairman & Chief Executive Officer








I, Thomas S. Hilton, certify that:


     1. I have reviewed this annual report on Form 10-K of D&K Healthcare Resources, Inc.;


      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 24, 2002


                              /s/ Thomas S. Hilton
                              --------------------
                                Thomas S. Hilton
                 Senior Vice President & Chief Financial Officer

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR FISCAL 2000,
                          FISCAL 2001, AND FISCAL 2002



                                                                Additions
                                                   ----------------------------------
                                Balance at
                               Beginning of        Charged to Costs                                               Balance at End
    Description                  Period              and Expenses        Acquisitions         Deductions             of Period
    -----------                  ------              ------------        ------------         ----------             ---------
Valuation Allowances for
Doubtful Receivables:

Fiscal Year 2000               $ 1,142,000            $   269,000          $      --          $        --           $ 1,411,000
                               ===========            ===========          =========          ===========           ===========
Fiscal Year 2001               $ 1,411,000            $   436,000          $ 670,000          $  (320,000)          $ 2,197,000
                               ===========            ===========          =========          ===========           ===========
Fiscal Year 2002               $ 2,197,000            $   525,000          $      --          $(1,348,000)          $ 1,374,000
                               ===========            ===========          =========          ===========           ===========

                                  EXHIBIT INDEX


Exhibit No.                      Description

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

3.5* Certificate of Amendment of Certificate of Incorporation of D&K Healthcare Resources, Inc., dated March 13, 2002, filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

4.1* Form of certificate for Common Stock, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

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

                                  EXHIBIT INDEX

Exhibit No.                        Description

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

10.5c** Ninth Amendment to Fifth Amended and Restated Loan and Security Agreement, dated July 9, 2002, by and among Fleet Capital Corporation, the registrant, Jaron, Inc., and Jewett Drug Co, Diversified Healthcare, LLC, and Medical and Vaccine Products, Inc.

10.6* Amended and Restated Receivables Purchase Agreement, dated June 8, 2001, by and among D&K Receivables Corporation, the registrant, Blue Keel Funding, LLC, Market Street Funding Corporation, PNC Bank, N.A. and Fleet National Bank, filed as an exhibit to the registrant's Current Report on Form 8-K dated June 14, 2001.

10.6a** Third Amendment to the Amended and Restated Receivables Purchase Agreement, dated August 9, 2002, by and among D&K Receivables Corporation, the registrant, Blue Keel Funding, LLC, Market Street Funding Corporation, Fifth Third Bank, Indiana, PNC Bank, N.A. , Fifth Third Bank, and Fleet National Bank.

10.7* Prime Vendor Agreement dated as of August 25, 1999, between Tennessee Pharmacy Purchasing Alliance and the registrant, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

10.7a* First Amendment to Prime Vendor Agreement dated effective as of April 1, 2001 between The Pharmacy Cooperative formerly known as Tennessee Pharmacy Purchasing Alliance and the registrant filed as an exhibit to the registrant's Registration Statement, Amendment No. 2 to Form S-3 dated June 27, 2001.

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

Exhibit No.                      Description

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

10.17* D & K Healthcare Resources, Inc. 2001 Long Term Incentive Plan, dated November, 2001, filed as an exhibit to the registrant's 2001 Proxy Statement.

10.18** Lease Agreement dated as of October 10, 2001 by and between Forsyth Centre Associates, L.L.C., and the registrant.

10.18a** Amendment to Lease Agreement dated February 26, 2002 by and between Forsyth Centre Associates, L.L.C., and the registrant.

10.19* Lease Agreement, dated February 7, 2001, by and between Industrial Property Fund III, L.P. and the registrant, filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

13**              Registrant's 2002 Annual Report to Stockholders.

21**              Subsidiaries of the registrant.

23.1**            Consent of KPMG LLP.

23.2**            Consent of Arthur Andersen LLP

*        Incorporated by reference.
**       Filed herewith.
*** Incorporated by reference. Confidential portion omitted and filed separately with the Commission.