Form 10-Q
period 2002-09-30
D & K HEALTHCARE RESOURCES INC
filed 2002-11-13
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               -------------------

                                       OR

(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------      -------------------

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

                              X    YES               NO
                           -------           -------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                        14,578,966
 ----------------------------                 -------------------------
         (class)                                 (November 8, 2002)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                      Index

                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information

       Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2002 and June 30, 2002                                               3

                 Condensed Consolidated Statements of Operations for the
                 Three Months Ended September 30, 2002
                 and September 30, 2001                                                             4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended September 30, 2002 and
                 September 30, 2001                                                                 5

                 Notes to Condensed Consolidated Financial Statements                          6 - 11

       Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         12 - 15


       Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        15

       Item 4.   Controls and Procedures                                                           15


Part II.  Other Information

       Item 6.   Exhibits and Reports on Form 8-K                                                  16

Part I. Financial Information
Item 1. Financial Statements.


                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


             Assets                                      September 30,     June 30,
                                                             2002            2002
                                                           ---------      ---------
                                                          (Unaudited)
Cash                                                       $   9,844      $  11,754
Receivables, net of allowance for doubtful accounts           46,391         31,217
Inventories                                                  357,506        364,244
Other current assets                                          10,007          6,699
                                                           ---------      ---------
   Total current assets                                      423,748        413,914
                                                           ---------      ---------

Net property and equipment                                    11,647         11,104
Other assets                                                   6,979          5,024
Goodwill, net of accumulated amortization                     44,105         51,131
Other intangible assets, net of accumulated amortization       1,932          1,965
                                                           ---------      ---------
   Total assets                                            $ 488,411      $ 483,138
                                                           =========      =========

        Liabilities and Stockholders' Equity


Current maturities of long-term debt                       $   2,226      $   2,270
Accounts payable                                             193,594        215,777
Accrued expenses                                              11,430         13,231
                                                           ---------      ---------
   Total current liabilities                                 207,250        231,278
                                                           ---------      ---------

Long-term liabilities                                          3,515          2,757
Revolving line of credit                                     111,566         80,445
Long-term debt, excluding current maturities                     781          1,012
Deferred income taxes                                             --            249
                                                           ---------      ---------
   Total liabilities                                         323,112        315,741
                                                           ---------      ---------

Stockholders' equity:
Common stock                                                     151            151
Paid-in capital                                              124,705        124,089
Accumulated other comprehensive loss                          (1,309)          (887)
Retained earnings                                             47,420         49,590
Less treasury stock                                           (5,668)        (5,546)
                                                           ---------      ---------
   Total stockholders' equity                                165,299        167,397
                                                           ---------      ---------


      Total liabilities and stockholders' equity           $ 488,411      $ 483,138
                                                           =========      =========



           See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)



                                                          Three Months Ended
                                                   September 30,       September 30,
                                                       2002                 2001
                                                   -------------       -------------
Net sales                                            $ 533,966           $ 529,091
Cost of sales                                          512,913             507,233
                                                     ---------           ---------
   Gross profit                                         21,053              21,858

Operating expenses                                      13,544              13,782
                                                     ---------           ---------
   Income from operations                                7,509               8,076

Other income (expense):
  Interest expense, net                                 (2,513)             (1,876)
  Other, net                                               (54)                (68)
                                                     ---------           ---------
                                                        (2,567)             (1,944)
                                                     ---------           ---------
   Income before income tax provision and
     minority interest                                   4,942               6,132

Income tax provision                                    (1,952)             (2,342)
Minority interest                                         (128)               (203)
                                                     ---------           ---------
   Income before cumulative effect
     of accounting change                                2,862               3,587
Cumulative effect of accounting change, net             (4,249)                  -
                                                     ---------           ---------

   Net income (loss)                                   ($1,387)          $   3,587
                                                     =========           =========



Earnings (loss) per share - basic
Net income before cumulative
 effect of accounting change                         $    0.20           $    0.26
Cumulative effect of accounting change                   (0.29)                  -
                                                     ---------           ---------
Net income (loss)                                       ($0.09)          $    0.26

Earnings (loss) per share - diluted
Net income before cumulative
 effect of accounting change                         $    0.19           $    0.25
Cumulative effect of accounting change                   (0.29)                  -
                                                     ---------           ---------
Net income (loss)                                       ($0.10)          $    0.25


Basic common shares outstanding                         14,553              13,858
Diluted common shares outstanding                       14,850              14,344




           See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)


                                                                     Three Months Ended
                                                                September 30,     September 30,
                                                                   2002               2001
                                                                ------------      -------------
Cash flows from operating activities:
Net income (loss)                                                ($  1,387)         $   3,587

Adjustments to reconcile net income (loss) to net cash flows from operating activities:

Amortization of debt issuance costs                                    276                212
Depreciation and amortization                                          637              1,113
Gain from sale of assets                                                 -               (162)
Deferred income taxes                                               (1,903)              (379)
Cumulative effect of change in accounting principle, net             4,249                  -

Changes in operating assets and liabilities, net of acquisitions:

Increase in receivable, net                                        (15,174)            (7,873)
Decrease (increase) in inventories                                   6,738            (56,228)
Increase in other current assets                                    (3,629)            (1,059)
Increase (decrease) in accounts payable                            (22,183)            25,715
Increase in accrued expenses                                           973                137
Other, net                                                             135              1,117
                                                                 ---------          ---------
  Cash flows from operating activities                             (31,268)           (33,820)

Cash flows from investing activities:

Cash from acquired company, net of cash paid                             -              1,299
Purchases of property and equipment                                 (1,147)              (973)
                                                                 ---------          ---------
  Cash flows from investing activities                              (1,147)               326

Cash flows from financing activities:

Borrowings under revolving line of credit                          212,147            187,785
Repayments under revolving line of credit                         (181,026)          (232,935)
Proceeds from secondary stock offering                                   -             76,888
Principal payments on long-term debt                                  (275)               (66)
Proceeds from exercise of stock options                                  -              1,379
Purchase of treasury stock                                            (122)                 -
Payment of dividends                                                  (219)              (178)
                                                                 ---------          ---------
  Cash flows from financing activities                              30,505             32,873

Decrease in cash                                                    (1,910)              (621)
Cash, beginning of period                                           11,754              7,516
                                                                 ---------          ---------
Cash, end of period                                              $   9,844          $   6,895
                                                                 =========          =========

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
   Interest                                                      $   2,093          $   2,188
   Income taxes                                                         13                (30)

Non-cash transactions:
   Issuance of equity for PBI acquisition                        $       -          $   4,477






           See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. The Company is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Florida, Kentucky, Minnesota, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in more than 24 states primarily in the Midwest and the South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also develops and markets sophisticated pharmacy systems software through two wholly owned subsidiaries, Tykon, Inc., and VC Services, Inc. (dba Viking Computer Services, Inc.). In addition, the Company owns a 70% equity interest in Pharmaceutical Buyers, Inc. (PBI), a leading alternate site group purchasing organization (see Note 6).

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

           These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2002 Annual Report to Stockholders.


Note 2. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2002. Under the new statement, impairment should be tested at least annually at the reporting unit level using a two-step impairment test. The reporting unit is the same as or one level below the operating segment level as described in FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 7). Under step 1 of this approach, the fair value of the reporting unit as a whole is compared to the book value of the reporting unit (including goodwill) and, if a deficiency exists, impairment would need to be calculated. In step 2, the impairment is measured as the difference between the implied fair value of goodwill and its carrying amount. The implied fair value of goodwill is the difference between the fair value of the reporting unit as a whole less the fair value of the reporting unit's individual assets and liabilities, including any unrecognized intangible assets. Under this standard, goodwill and intangibles with indefinite lives are no longer amortized. A discounted cash flow model was used to determine the fair value of the Company's businesses for the purpose of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital.

           The effects of adopting the new standard on net income and earnings per share for the quarter ended September 30, 2002 and 2001 are:

                                              Net Income         Basic EPS       Diluted EPS
                                         ----------------------------------------------------
         (in thousands)                    2002       2001     2002     2001    2002     2001
                                         ----------------------------------------------------
         Net income (loss)               $(1,387)   $ 3,587   $(0.09)  $0.26   $(0.10)  $0.25
         Add: cumulative effect of
           accounting change, net          4,249         --     0.29      --     0.29      --
                                         ----------------------------------------------------
         Income, before cumulative
           effect of accounting change     2,862      3,587     0.20    0.26     0.19    0.25
         Add: goodwill amortization           --        395       --    0.03       --    0.03
                                         ----------------------------------------------------
         Income before cumulative
           effect of accounting change
           and goodwill amortization     $ 2,862    $ 3,982   $ 0.20   $0.29   $ 0.19   $0.28




           Net income for the three-month period ended September 30, 2001 would have been $395,000, or $0.03 per share higher, if goodwill amortization had been discontinued effective July 1, 2001. Net income for the full fiscal year ended June 30, 2002 would have been $1,580,000, or $0.11 per diluted share, higher if goodwill amortization had been discontinued effective July 1, 2001.

           As a result of this adoption and assessment, the Company recognized an impairment loss of approximately $7.0 million ($4.2 million net of tax) during the first quarter of fiscal 2003. This was recognized as the cumulative effect of a change in accounting principle. This impairment results from an appraisal valuation and relates to goodwill originally established for the acquisition of Jewett Drug Co., which is included in the Company's wholesale drug distribution segment.

           Changes to goodwill and intangible assets during the three-month period ended September 30, 2002, including the effects of adopting the new accounting standard are:


             (in thousands)
                                                              Intangible
                                                   Goodwill     Assets
                                                   ---------------------
             Balance at June 30, 2002, net of
                 accumulated amortization          $ 51,131    $  1,965
             Write-off of goodwill recognized in
                 cumulative effect adjustment        (7,026)         --
             Amortization expense                        --         (33)
                                                   ---------------------
             Balance at September 30, 2002, net
                 of accumulated amortization       $ 44,105    $  1,932



           Intangible assets totaled $1,932,000, net of accumulated amortization of $182,000, at September 30, 2002. Of this amount, $214,000 represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No.
           142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for the intangible assets is expected to approximate $150,000 each year between 2003 and 2018.

           Goodwill related to the wholesale drug distribution segment, net of amortization, was $32.3 and $39.3 million as of September 30, 2002 and June 30, 2002, respectively.

           Goodwill related to the Company's other segments, which are combined for reporting purposes, amounted to $11.8 million as of September 30, 2002 and June 30, 2002. Other intangible assets related to the wholesale drug distribution segment, net of amortization, were $0.2 as of September 30, 2002 and June 30, 2002, respectively. Other intangible assets related to the Company's other segments amounted to $1.7 million as of September 30, 2002 and June 30, 2002, respectively.


Note 3. On March 13, 2002, the Company declared a two-for-one stock split in the form of a stock dividend that was distributed on April 11, 2002 to shareholders of record on March 29, 2002. All share and per share amounts included in the consolidated financial statements have been adjusted to retroactively reflect this stock split.


Note 4. SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows (in thousands, except for shares and per share amounts):



                                         Quarter Ended September 30, 2002            Quarter Ended September 30, 2001
                                     ---------------------------------------     ------------------------------------------

                                                                      Per-                                       Per-Share
                                      Income         Shares          Share         Income          Shares
                                    (Numerator)  (Denominator)(1)    Amount      (Numerator)    (Denominator)(1)   Amount
                                    -----------  -------------      --------     -----------    -------------    ----------
BASIC EARNINGS PER SHARE:
  Net income available to
    Common stockholders before
    cumulative effect of
    accounting change                $  2,862         14,553          $ 0.20       $  3,587         13,858          $0.26

CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE, NET                        (4,249)            --           (0.29)            --             --             --
                                     --------       --------          ------       --------       --------          -----

                                       (1,387)        14,553           (0.09)         3,587         13,858           0.26

EFFECT OF DILUTED SECURITIES:
  Options and warrants                     --            297                             --            442
  Convertible PBI securities              (29)            --                            (15)            44
                                     --------       --------                       --------       --------


DILUTED EPS:
  Net income (loss) available
    to Common stockholder plus
    Assumed conversions              $ (1,416)        14,850          $(0.10)      $  3,572         14,344          $0.25
                                     --------       --------                       --------       --------





     (1) - Outstanding shares computed on a weighted average basis

Note 5. The Company's comprehensive income consists of net earnings and net change in value of cash flow hedge instruments as follows:



(in thousands)                                  FOR THE THREE MONTHS ENDED
                                                       September 30,

                                                    2002            2001
                                                    ----            ----
Net income (loss)                                 $(1,387)        $ 3,587
Change in value of cash flow hedge, net of
     tax benefit                                     (422)           (580)
                                                  -------         -------

Total comprehensive income                        $(1,809)        $ 3,007
                                                  =======         =======


Note 6. On July 5, 2001, the Company completed a secondary offering of approximately 4.8 million shares of common stock. In connection with the secondary stock offering, the Company increased its ownership in PBI to 68% and an additional 2% was acquired in a subsequent transaction in August 2001. Prior to the completion of the offering, PBI was accounted for under the equity method. Since the completion of the offering, PBI has been consolidated. For the period prior to consolidation, certain other shareholders of PBI had the option to exchange their combined 20% ownership interests in PBI for a fixed number of shares of the Company's common stock under the terms of the original purchase agreement. The impact of the PBI convertible securities are included in the reconciliation of the basic and diluted earnings per share computation in Note 4 above.


Note 7. Pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. The Company's interest in PBI is a second segment. Two wholly owned software subsidiaries, Viking Computer Services, Inc. and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two additional segments are combined as Other in the table below.

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



                          (in thousands)                         FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                           ------------------    ------------------
                   Sales to unaffiliated customers -
                          Wholesale drug distribution               $ 531,657             $ 526,638
                          Other                                         2,309                 2,453
                                                           -------------------   -------------------
                               Total                                $ 533,966             $ 529,091


Intersegment sales -
       Wholesale drug distribution              $      --              $      --
       Other
                                                       --                    319
       Intersegment eliminations                       --                   (319)
                                                ---------              ---------
            Total                               $      --              $      --
Net sales -
       Wholesale drug distribution              $ 531,657              $ 526,638
       Other
                                                    2,309                  2,772
       Intersegment eliminations                       --                   (319)
                                                ---------              ---------
            Total                               $ 533,966              $ 529,091
Gross profit -
       Wholesale drug distribution              $  18,894              $  19,490
       Other                                        2,159                  2,368
                                                ---------              ---------
            Total                               $  21,053              $  21,858
Pre-tax income
       Wholesale drug distribution              $   4,066              $   5,231
       Other                                          876                    901
                                                ---------              ---------
            Total                               $   4,942              $   6,132




           Except as otherwise disclosed, there has been no material change in total assets from the amount disclosed in the last annual report. There are no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.


Note 8. The Financial Accounting Standards Board (FASB) has issued SFAS No. 143, "Asset Retirement Obligations." The new standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not impact our consolidated financial position.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS 121, "Accounting for Long-lived Assets and for Long-lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We are in the process of evaluating the adoption of this standard, but do not believe it will have a material impact on our consolidated financial statements.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 2002 and June 30, 2002, and in the condensed consolidated statements of operations for the three-month period ended September 30, 2002 and September 30, 2001, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2002 Annual Report to Stockholders.

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


           Results of Operations:

           Net Sales Net sales increased $4.9 million, or 0.9%, for the quarter ended September 30, 2002, compared to the corresponding period of the prior year. Sales growth in the independent and regional pharmacies was offset by a reduction in the national pharmacy chain groups.

           Independent and regional pharmacy sales increased $24 million over the first quarter of fiscal 2001 due to new accounts and increased sales to existing customers. Sales to national pharmacy chains decreased $19 million primarily due to fewer purchasing and sales opportunities made available to us during the quarter.

           Gross Profit Gross profit decreased 3.7% to $21.1 million for the quarter ended September 30, 2002, compared to the corresponding period of the prior year. This decrease was primarily due to lower margins on national pharmacy chain sales. As a percentage of net sales, gross margin declined from 4.13% to 3.94% for the quarter ended September 30, 2002, compared to the corresponding period of the prior year.


           Operating Expenses Operating expenses decreased $0.2 million, or 1.7%, to $13.5 million for the quarter ended September 30, 2002, compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for the quarter was comparable to last year with a slight decrease to 2.54% from 2.60%. The decrease in operating expenses for the quarter ended September 30, 2002, was the net result of several offsetting factors. With the adoption of SFAS 142, pre-tax goodwill amortization of approximately $0.5 million was eliminated. That savings combined with lower incentive based compensation was partially offset by higher property and casualty insurance premiums driven by general insurance market trends, and depreciation on the new ERP system which began in the fourth quarter of last year.


           Interest Expense, Net Net interest expense increased $0.6 million or 33.9% for the quarter ended September 30, 2002, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased from 0.35% to 0.47% of net sales for the quarter ended September 30, 2002, compared to the corresponding period of the prior year. The increase in net interest expense is primarily driven by higher average borrowings related to the higher average investment in inventories during the quarter compared to the same quarter of last year. Our rates declined approximately 120 basis points in the first quarter of fiscal 2003 compared to the same quarter of fiscal 2002, and the weighted average borrowings increased to approximately $200 million from $136 million.


           Provision for Income Taxes Our effective income tax rate of 39.5% is the rate expected to be applicable for the full fiscal year ending June 30, 2003. This rate is greater than the federal income tax rate primarily because of state tax rates.



           Financial Condition:

           Liquidity and Capital Resources Our working capital requirements are generally met through a combination of internally generated funds, borrowings under our revolving line of credit and our Securitization facility, and trade credit from our suppliers. We utilize the following measures as key indicators of our liquidity and working capital management:

                                                      September 30,               June 30,
                                                          2002                      2002
                                                          ----                      ----
                  Working capital (000's)               $216,498                  $182,636
                  Current ratio                        2.04 to 1                 1.79 to 1


           Cash outflows from operating activities totaled $31.3 million for the three-month period ended September 30, 2002 compared to outflows of $33.8 million during the same quarter of the prior year. Both of these results were driven by working capital increases during the respective quarters. Our first and second fiscal quarters generally produce operating cash outflows as we establish inventory positions ahead of normal year-end price increases from the pharmaceutical manufacturers.

           We invested $1,147,000 in capital assets in the three-month period ended September 30, 2002, as compared to $973,000 in the corresponding period in the prior year. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

           Cash inflows from financing activities totaled $30.5 million for the three-month period ended September 30, 2002 as compared to cash inflows of $32.9 million for the corresponding period in the prior year. The current year cash inflows related to borrowings under our revolving credit facility to finance our inventory positions. The prior year cash inflows were primarily a result of the proceeds from our secondary equity offering completed in July 2001 offset by repayments of the revolving credit facility from these proceeds. At September 30, 2002, $105 million of the possible $200 million of the Securitization facility was utilized and approximately $112 million of the possible $200 million of the revolving credit facility was utilized. Management believes that, together with internally generated funds, our available capital resources will be sufficient to meet foreseeable capital requirements.

           Recent Trends:

           During the first quarter of fiscal 2003, our internal revenue and margin objectives for the national chain business were not achieved. The sales shortfall is principally the result of fewer than expected purchasing and sales opportunities available during the period. Our sales in the national chain business have been variable from month to month historically, driven largely by opportunistic purchases from pharmaceutical companies for distribution primarily to national chains.

           Additionally, our growth in sales to the independent and regional pharmacy trade class has trended below internal expectations during the quarter. Sales to this trade class grew approximately 9.4%, year-over-year, in the first quarter of fiscal 2003. While sales growth is below expectation, we believe our market share in this trade class continues to grow in the regions that we operate. We believe our sales performance in the trade class reflects a recent softening in retail sales trends now being exhibited across the country. We also believe the retail sales trends reflect a greater than expected revenue impact from generic drugs' encroachment on branded pharmaceuticals, the impact of increasingly higher prescription co-payment costs as well as funding challenges across most state Medicaid systems.


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


Item 4.  Controls and Procedures

           a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
           b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES



Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  See Exhibit Index on page 19.


           (b)    Reports on Form 8-K


                  1. On September 16, 2002, the registrant filed a Current Report on Form 8-K under Item 9 that announced revised first quarter earnings per share guidance.


                  2. On September 24, 2002, the registrant filed a Current Report on Form 8-K under Item 9 to furnish copies of the certifications required by Securities and Exchange Commission Order 4-460, which were filed on September 24, 2002. In addition, registrant furnished copies of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Annual Report on Form 10-K filed by the registrant on September 24, 2002.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                D & K HEALTHCARE RESOURCES, INC.





Date:  November 13, 2002        By:   /s/ J. Hord Armstrong, III
       -----------------              --------------------------
                                      J. Hord Armstrong, III
                                      Chairman of the Board and
                                      Chief Executive Officer




                                By:   /s/ Thomas S. Hilton
                                      ---------------------------
                                      Thomas S. Hilton
                                      Senior Vice President
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                 CERTIFICATIONS

I, J. Hord Armstrong, III, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of D&K Healthcare Resources, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of D&K Healthcare Resources, Inc. as of, and for, the periods presented in this quarterly report;

         4. D&K Healthcare Resources, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for D&K Healthcare Resources, Inc. and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to D&K Healthcare Resources, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of D&K Healthcare Resources, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. D&K Healthcare Resources, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to D&K Healthcare Resources, Inc.'s auditors and the audit committee of D&K Healthcare Resources, Inc.'s board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect D&K Healthcare Resources, Inc.'s ability to record, process, summarize and report financial data and have identified for D&K Healthcare Resources, Inc.'s auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in D&K Healthcare Resources, Inc.'s internal controls; and

         6. D&K Healthcare Resources, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                 /s/  J. Hord Armstrong, III
                                         ---------------------------------
                                  Title: Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

I, Thomas S. Hilton, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of D&K Healthcare Resources, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of D&K Healthcare Resources, Inc. as of, and for, the periods presented in this quarterly report;

         4. D&K Healthcare Resources, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for D&K Healthcare Resources, Inc. and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to D&K Healthcare Resources, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of D&K Healthcare Resources, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. D&K Healthcare Resources, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to D&K Healthcare Resources, Inc.'s auditors and the audit committee of D&K Healthcare Resources, Inc.'s board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect D&K Healthcare Resources, Inc.'s ability to record, process, summarize and report financial data and have identified for D&K Healthcare Resources, Inc.'s auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in D&K Healthcare Resources, Inc.'s internal controls; and

         6. D&K Healthcare Resources, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                     /s/  Thomas S. Hilton
                                             ---------------------------
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                      Description
-----------                      -----------

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

3.5* Certificate of Amendment of Certificate of Incorporation of D&K Healthcare Resources, Inc., filed as an exhibit to registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

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