Form 10-Q
period 2002-12-31
D & K HEALTHCARE RESOURCES INC
filed 2003-02-12
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                               -----------------

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                         X      YES               NO
                     ----------         ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                              14,444,300
      ----------------------------                         --------------------
                (class)                                     (February 7, 2003)

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                      Index

                                                                                        Page No.
                                                                                        --------
Part I.  Financial Information
         ---------------------

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of
                December 31, 2002 and June 30, 2002                                          3

                Condensed Consolidated Statements of Operations for the
                Three Months and Six Months Ended December 31, 2002
                and December 31, 2001                                                        4

                Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended December 31, 2002 and
                December 31, 2001                                                            5

                Notes to Condensed Consolidated Financial Statements                    6 - 12

       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   13 - 16


       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  17

       Item 4.  Controls and Procedures                                                     17


Part II.  Other Information
          -----------------

       Item 4.  Submission of Matters to a Vote of Security Holders                         18

       Item 6.  Exhibits and Reports on Form 8-K                                            18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

             ASSETS                                      DECEMBER 31,    JUNE 30,
             ------                                         2002           2002
                                                         ------------   ----------
                                                         (Unaudited)
Cash                                                       $   9,558    $  11,754
Receivables, net of allowance for doubtful accounts           26,533       31,217
Inventories                                                  452,326      364,244
Other current assets                                           8,146        6,699
                                                           ---------    ---------
     Total current assets                                    496,563      413,914
                                                           ---------    ---------

Net property and equipment                                    11,683       11,104
Other assets                                                   6,815        5,024
Goodwill, net of accumulated amortization                     44,105       51,131
Other intangible assets, net of accumulated amortization       1,891        1,965
                                                           ---------    ---------
     Total assets                                          $ 561,057    $ 483,138
                                                           =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------


Current maturities of long-term debt                       $   1,870    $   2,270
Accounts payable                                             216,578      215,777
Accrued expenses                                              12,526       13,231
                                                           ---------    ---------
     Total current liabilities                               230,974      231,278
                                                           ---------    ---------

Long-term liabilities                                          3,718        2,757
Revolving line of credit                                     158,589       80,445
Long-term debt, excluding current maturities                     714        1,012
Deferred income taxes                                              -          249
                                                           ---------    ---------
     Total liabilities                                       393,995      315,741
                                                           ---------    ---------

Stockholders' equity:
Common stock                                                     151          151
Paid-in capital                                              124,705      124,089
Accumulated other comprehensive loss                          (1,300)        (887)
Retained earnings                                             50,442       49,590
Deferred compensation                                           (513)           -
Less treasury stock                                           (6,423)      (5,546)
                                                           ---------    ---------
     Total stockholders' equity                              167,062      167,397
                                                           ---------    ---------


     Total liabilities and stockholders' equity            $ 561,057    $ 483,138
                                                           =========    =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2002           2001           2002           2001
                                             ------------   ------------   ------------   ------------
Net sales                                     $   530,843    $   591,698    $ 1,064,809    $ 1,120,789
Cost of sales                                     509,621        567,203      1,022,534      1,074,436
                                              -----------    -----------    -----------    -----------
     Gross profit                                  21,222         24,495         42,275         46,353

Operating expenses                                 13,506         13,987         27,050         27,769
                                              -----------    -----------    -----------    -----------
     Income from operations                         7,716         10,508         15,225         18,584

Other income (expense):
  Interest expense, net                            (2,899)        (2,516)        (5,412)        (4,392)
  Other, net                                           17           (140)           (37)          (208)
                                              -----------    -----------    -----------    -----------
                                                   (2,882)        (2,656)        (5,449)        (4,600)
                                              -----------    -----------    -----------    -----------

Income before income tax provision and
    minority interest                               4,834          7,852          9,776         13,984

Income tax provision                               (1,958)        (3,028)        (3,910)        (5,370)
Minority interest                                    (201)          (182)          (329)          (385)
                                              -----------    -----------    -----------    -----------
Income before cumulative effect
    of accounting change                            2,675          4,642          5,537          8,229
Cumulative effect of accounting change, net             -              -         (4,249)             -
                                              -----------    -----------    -----------    -----------

     Net Income                               $     2,675    $     4,642    $     1,288    $     8,229
                                              ===========    ===========    ===========    ===========



Earnings per share - basic
Net income before cumulative
  effect of accounting change                 $      0.18    $      0.33    $      0.38    $      0.58
Cumulative effect of accounting change                  -              -          (0.29)             -
                                              -----------    -----------    -----------    -----------
Net income                                    $      0.18    $      0.33    $      0.09    $      0.58

Earnings per share - Diluted
Net income before cumulative
  effect of accounting change                 $      0.18    $      0.31    $      0.37    $      0.56
Cumulative effect of accounting change                  -              -          (0.29)             -
                                              -----------    -----------    -----------    -----------
Net income                                    $      0.18    $      0.31    $      0.08    $      0.56


Basic Common Shares outstanding                    14,470         14,258         14,512         14,100
Diluted common shares outstanding                  14,583         14,730         14,717         14,580


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                       DECEMBER 31,   DECEMBER 31,
                                                                          2002           2001
                                                                       ------------   ------------
Cash flows from operating activities:
Net income                                                             $     1,288    $     8,229

Adjustments to reconcile net income to net cash flows from operating activities:

Amortization of debt issuance costs                                            587            423
Depreciation and amortization                                                1,269          2,173
Gain from sale of assets                                                         -           (173)
Deferred income taxes                                                       (1,897)          (236)
Cumulative effect of change in accounting principle, net                     4,249              -

Changes in operating assets and liabilities, net of acquisitions:

Decrease in receivables, net                                                 4,684         11,663
Increase in inventories                                                    (88,082)      (188,821)
Increase in other current assets                                            (2,000)          (431)
Increase in accounts payable                                                   801         77,523
Increase in accrued expenses                                                 2,070            930
Other, net                                                                     474         (1,994)
                                                                       -----------    -----------
  Cash flows from operating activities                                     (76,557)       (90,714)

Cash flows from investing activities:

Cash from acquired company, net of cash paid                                     -            329
Purchases of property and equipment                                         (1,772)        (1,825)
                                                                       -----------    -----------
  Cash flows from investing activities                                      (1,772)        (1,496)

Cash flows from financing activities:

Borrowings under revolving line of credit                                  395,655        412,331
Repayments under revolving line of credit                                 (317,511)      (397,206)
Proceeds from secondary stock offering                                           -         76,888
Principal payments on long-term debt                                          (698)          (126)
Proceeds from exercise of stock options                                          -            899
Purchase of treasury stock                                                    (877)             -
Payment of dividends                                                          (436)          (356)
                                                                       -----------    -----------
  Cash flows from financing activities                                      76,133         92,430

(Decrease) increase in cash                                                 (2,196)           220
Cash, beginning of period                                                   11,754          7,516
                                                                       -----------    -----------
Cash, end of period                                                    $     9,558    $     7,736
                                                                       ===========    ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                          $     4,527    $     4,357
     Income taxes                                                            2,708          4,086

Non-cash transactions:
     Issuance of equity for PBI acquisition                            $         -    $     4,477

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. D&K Healthcare Resources, Inc. (the "Company") is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Florida, Kentucky, Minnesota, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in more than 24 states primarily in the Midwest, Upper Midwest, and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also develops and markets sophisticated pharmacy systems software through two wholly owned subsidiaries, Tykon, Inc. and VC Services, Inc. (dba Viking Computer Services, Inc.). In addition, the Company owns a 70% equity interest in Pharmaceutical Buyers, Inc. ("PBI"), a leading alternate site group purchasing organization (see Note 6).

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and six-month periods ended December 31, 2002, are not necessarily indicative of the results to be expected for the full fiscal year.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2002 Annual Report to Stockholders.


Note 2. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2002. Under the new statement, impairment should be tested at least annually at the reporting unit level using a two-step impairment test. The reporting unit is the same as or one level below the operating segment level as described in SFAS Statement 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 8). Under step 1 of this approach, the fair value of the reporting unit as a whole is compared to the book value of the reporting unit (including goodwill) and, if a deficiency exists, impairment would need to be calculated. In step 2, the impairment is measured as the difference between the implied fair value of goodwill and its carrying amount. The implied fair value of goodwill is the difference between the fair value of the reporting unit as a whole less the fair value of the reporting unit's individual assets and liabilities, including any unrecognized intangible assets. Under this standard, goodwill and intangibles with indefinite lives are no longer amortized. A discounted cash flow model was used to determine the fair value of the

         Company's businesses for the purpose of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital.

         The effects of adopting the new standard on net income and earnings per share for the three-month and six-month periods ended December 31, 2002 and 2001 are:

                  For the three-month period ended December 31:
                    (in thousands, except per share amounts)

                                                   Net Income           Basic EPS          Diluted EPS
                                                ----------------------------------------------------------
                                                  2002     2001      2002       2001     2002       2001
                                                ----------------------------------------------------------
                Net income                       $2,675   $4,642     $0.18     $0.33     $0.18     $0.31

                Add: goodwill amortization           --      395        --      0.03        --      0.03
                                                ----------------------------------------------------------
                Income before cumulative
                  effect of accounting change
                  and goodwill amortization      $2,675   $5,037     $0.18     $0.36     $0.18     $0.34

                   For the six-month period ended December 31:
                    (in thousands, except per share amounts)

                                                   Net Income           Basic EPS          Diluted EPS
                                                ----------------------------------------------------------
                                                  2002     2001      2002       2001     2002       2001
                                                ----------------------------------------------------------
                Net income                       $1,288   $8,229     $0.09     $0.58     $0.08     $0.56
                Add: cumulative effect of
                  accounting change, net          4,249       --      0.29        --      0.29        --
                                                ----------------------------------------------------------
                Income, before cumulative
                  effect of accounting change     5,537    8,229      0.38      0.58      0.37      0.56

                Add: goodwill amortization           --      790        --      0.06        --      0.06
                                                ----------------------------------------------------------
                Income before cumulative
                  effect of accounting change
                  and goodwill amortization      $5,537   $9,019     $0.38     $0.64     $0.37     $0.62

         Net income for the three-month period ended December 31, 2001 would have been $395,000, or $0.03 per share higher, if goodwill amortization had been discontinued effective July 1, 2001. Net income for the six-month period ended December 31, 2001 would have been $790,000, or $0.06 per share higher, if goodwill amortization had been discontinued effective July 1, 2001. Net income for the full fiscal year ended June 30, 2002 would have been $1,580,000, or $0.11 per diluted share, higher if goodwill amortization had been discontinued effective July 1, 2001.

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

         Changes to goodwill and intangible assets during the six-month period ended December 31, 2002, including the effects of adopting the new accounting standard are: (in thousands)



                                                                                           Intangible
                                                                          Goodwill           Assets
                                                                        ------------------------------
                     Balance at June 30, 2002, net of
                         accumulated amortization                          $51,131            $1,965
                     Write-off of goodwill recognized in
                         cumulative effect adjustment                      (7,026)                --
                     Amortization expense                                       --              (74)
                                                                        ------------------------------
                     Balance at December 31, 2002, net of
                         accumulated amortization                          $44,105            $1,891

         Intangible assets totaled $1,891,000, net of accumulated amortization of $226,000, at December 31, 2002. Of this amount, $214,000 represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for intangible assets is expected to approximate $150,000 each year between 2003 and 2018.

         Goodwill related to the wholesale drug distribution segment, net of amortization, was $32.3 and $39.3 million as of December 31, 2002 and June 30, 2002, respectively. Goodwill related to the Company's other segments, which are combined for reporting purposes, amounted to $11.8 million as of December 31, 2002 and June 30, 2002. Other intangible assets related to the wholesale drug distribution segment, net of amortization, were $0.2 as of December 31, 2002 and June 30, 2002, respectively. Other intangible assets related to the Company's other segments amounted to $1.7 million as of December 31, 2002 and June 30, 2002, respectively.




Note 3. On March 13, 2002, the Company declared a two-for-one stock split in the form of a stock dividend that was distributed on April 11, 2002 to shareholders of record on March 29, 2002. All share and per share amounts included in the condensed consolidated financial statements have been adjusted to retroactively reflect this stock split.

Note 4. SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows (in thousands, except for per share amounts):

                                            Three-Months ended December 31, 2002          Three-Months ended December 31, 2001
                                        -------------------------------------------  ----------------------------------------------
                                          Income          Shares         Per Share      Income         Shares          Per Share
                                        (Numerator)  (Denominator) (1)     Amount     (Numerator)  (Denominator) (1)     Amount
                                        -------------------------------------------  ----------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common
  stockholders                            $ 2,675              14,470       $0.18       $ 4,642             14,258        $0.33

EFFECT OF DILUTED SECURITIES:
Options and warrants                            -                 113                         -                472
Convertible PBI securities                    (52)                  -                       (75)                 -
                                        ------------------------------                -------------------------------

DILUTED EARNINGS PER SHARE:
Net income available to common
     stockholders plus assumed
     conversions                          $ 2,623              14,583       $0.18        $4,567             14,730        $0.31
                                        ===============================               ===============================

                                             Six-Months ended December 31, 2002             Six-Months ended December 31, 2001
                                        --------------------------------------------  ---------------------------------------------
                                           Income          Shares         Per Share      Income         Shares         Per Share
                                         (Numerator)  (Denominator) (1)     Amount     (Numerator)  (Denominator) (1)    Amount
                                        --------------------------------------------  ---------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common
   shareholders before cumulative
   effect of accounting change            $ 5,537              14,512       $0.38       $ 8,229            14,100         $0.78

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET                              (4,249)                 -        (0.29)           $0                 -
                                        ------------------------------------------    ------------------------------
                                            1,288              14,512        0.09

EFFECT OF DILUTED SECURITIES:
Options and warrants                            -                 205                         -               458
Convertible PBI securities                    (82)                  -                       (90)               22
                                        ------------------------------                ------------------------------

DILUTED EARNINGS PER SHARE:
Net income available to common
     stockholders plus assumed
     conversions                          $ 1,206               14,717       $0.08        $8,139            14,580        $0.56
                                        ===============================               ==============================

(1) Outstanding shares computed on a weighted average basis


Note 5. The Company's comprehensive income consists of net earnings and net change in value of cash flow hedge instruments as follows: (in thousands)

                                                            For the Three Months Ended            For the Six Months Ended
                                                                   December 31,                         December 31,
                                                              2002              2001               2002              2001
                                                           -------------------------------     ------------------------------
Net income                                                    $     2,675      $    4,642         $    1,288      $    8,229
Change in value of cash flow hedge, net of tax                          9             219               (413)           (361)
                                                           -------------------------------     ------------------------------

Total comprehensive income                                    $     2,684      $    4,861         $      875      $    7,868
                                                           ===============================     ==============================

Note 6. On July 5, 2001, the Company completed a secondary offering of approximately 4.8 million shares of common stock. In connection with the secondary stock offering, the Company increased its ownership in PBI to 68% and an additional 2% was acquired in a subsequent transaction in August 2001. Prior to the completion of the offering, PBI was accounted for under the equity method. Since the completion of the offering, PBI has been consolidated. For the period prior to consolidation, certain other shareholders of PBI had the option to exchange their combined 20% ownership interests in PBI for a fixed number of shares of the Company's common stock or, at the Company's option cash, under the terms of the purchase agreement. The impact of the PBI convertible securities is included in the reconciliation of the basic and diluted earnings per share computation in Note 4 above.



Note 7. In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At December 31, 2002, the Company was party to a standby letter of credit of $750,000 and was the guarantor of certain customer obligations totaling approximately $500,000. Management does not expect any material losses to result from these off-balance-sheet items.



Note 8. Pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three identifiable business segments, only one of which, Wholesale drug distribution, meets the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. The Company's interest in PBI is a second segment. Two wholly owned software subsidiaries, Tykon, Inc. and Viking Computer Services, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These two additional segments are combined as Other in the table below.

         Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. The Company operates principally in the United States. Intersegment sales have been recorded at amounts approximating original cost.

                                          FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
(In thousands)                           DECEMBER 31,     DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                             2002             2001             2002              2001
                                         ------------     ------------     -------------     -------------
Sales to unaffiliated customers -
         Wholesale drug distribution     $    528,076     $    589,231     $   1,059,733     $   1,115,869
         Other                                  2,767            2,467             5,076             4,920
                                         ------------     ------------     -------------     -------------
                  Total                  $    530,843     $    591,698     $   1,064,809     $   1,120,789

Intersegment sales -
         Wholesale drug distribution     $         -      $         -      $          -      $          -
         Other                                     -               284                -                603
         Intersegment eliminations                 -              (284)               -               (603)
                                         ------------     ------------     -------------     -------------
                  Total                  $         -      $         -      $          -      $          -

Net Sales -
         Wholesale drug distribution     $    528,076     $    589,231     $   1,059,733     $   1,115,869
         Other                                  2,767            2,751             5,076             5,523
         Intersegment eliminations                 -              (284)               -               (603)
                                         ------------     ------------     -------------     -------------
                  Total                  $    530,843     $    591,698     $   1,064,809     $   1,120,789

Gross Profit -
         Wholesale drug distribution     $     18,592     $     22,140     $      37,486     $      41,631
         Other                                  2,630            2,355             4,789             4,722
                                         ------------     ------------     -------------     -------------
                  Total                  $     21,222     $     24,495     $      42,275     $      46,353

Pre-tax income
         Wholesale drug distribution     $      3,566     $      6,638     $       7,632     $      11,634
         Other                                  1,268            1,214             2,144             2,350
                                         ------------     ------------     -------------     -------------
                  Total                  $      4,834     $      7,852     $       9,776     $      13,984


         Except as otherwise disclosed, there has been no material change in total assets from the amount disclosed in the last annual report. There are no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.



Note 9. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Asset Retirement Obligations." The new standard required entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not impact our consolidated financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS 121, "Accounting for Long-lived Assets and for Long-lived Assets to be Disposed Of," and Accounting Principles

         Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The adoption of this standard did not have a material impact on our consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements related to accounting for gains and losses from the extinguishments of debt and accounting for certain lease modifications. The adoption of this standard did not have a material impact on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit activities previously covered by EITF 94-3. This statement will be applied prospectively to any exit or disposal activities that we initiate after December 31, 2002.

         In October 2002, the FASB issued SFAS No.147, "Acquisitions of Certain Financial Institutions." This statement applies to all acquisitions of financial institutions except those between two or more mutual enterprises. This statement supersedes certain specialized accounting guidance included in previous statements and interpretations on the determination of goodwill in such transactions. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to adopt this standard for fiscal years beginning after December 15, 2002. The Company currently does not plan to change to the fair value method of accounting for stock-based employee compensation, but will comply with the disclosure requirements of this standard.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of December 31, 2002 and June 30, 2002, and in the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2002 and December 31, 2001, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2002 Annual Report to Stockholders.

         Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in or suggested by such forward looking statements. These risks and uncertainties include the competitive nature of the wholesale pharmaceutical distribution industry, with many competitors having substantially greater resources than the Company and the Company's customers and suppliers generally having the right to terminate or reduce their purchases or shipments on relatively short notice, changes in interest rates, the Company's ability to maintain or improve its operating margin with the industry's competitive pricing pressures, the changing business and regulatory environment, including possible changes in reimbursement for healthcare products and in manufacturers' pricing or distribution policies or practices, the availability of investment purchasing opportunities, the loss of one or more key suppliers for which alternative sources may not be available, and the ability to integrate recently acquired businesses. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect the Company's views as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


         Results of Operations:

         Net Sales. Net sales decreased $60.9 million, or 10.3%, for the quarter ended December 31, 2002, compared to the corresponding period of the prior year. Sales growth in the independent and regional pharmacies was offset by a reduction in the national pharmacy chains. Independent and regional pharmacy sales increased $19 million over the second quarter of fiscal 2002 due to increased sales to existing customers. Sales to national pharmacy chains decreased $88 million primarily due to fewer attractively priced purchasing opportunities made available to us during the quarter.

         Net sales decreased $56.0 million, or 5.0% for the six months ended December 31, 2002, compared to the corresponding period of the prior year. Sales growth in the independent and regional pharmacies was more than offset by a decrease in the national pharmacy chains. National pharmacy chain sales decreased $107 million during the first six months of fiscal 2003 due primarily to fewer attractively priced purchasing opportunities, particularly from our largest supplier in fiscal 2002. Sales to independent and regional pharmacies increased $43 million due to increased sales to existing customers and new accounts.


         Gross Profit. Gross profit decreased 13.4% to $21.2 million for the quarter ended December 31, 2002, compared to the corresponding period of the prior year. This decrease was primarily due to lower national pharmacy chain sales driven by fewer attractively priced purchasing opportunities. As a percentage of net sales, gross margin declined from 4.14% to 4.00% for the quarter ended December 31, 2002, compared to the corresponding period of the prior year. The decrease in gross margin percentage was primarily due to lower margins on national pharmacy chain sales.

         Gross profit decreased 8.8% to $42.3 million for the six months ended December 31, 2002, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.14% to 3.97% for the six months ended December 31, 2002, compared to the corresponding period of the prior year. The decrease in gross margin percentage was primarily due to lower margins on national pharmacy chain sales.


         Operating Expenses. Operating expenses decreased $0.5 million, or 3.4%, to $13.5 million for the quarter ended December 31, 2002, compared to the corresponding period of the prior year. For the six months ended December 31, 2002, operating expenses were $27.1 million, which was $0.7 million, or 2.6%, lower than the corresponding period of last year. The decrease in operating expenses for both the quarter and six-month period ended December 31, 2002, was the net result of several offsetting factors. With the adoption of SFAS 142, pre-tax goodwill amortization of approximately $0.5 million for the quarter, and $1.0 million for the six-month period, were eliminated. That savings combined with lower incentive based compensation was partially offset by higher property and casualty insurance premiums driven by general insurance market trends, and depreciation on the new Enterprise Resource Planning system which began in the fourth quarter of fiscal 2002. The ratio of operating expenses to net sales for the quarter was 2.54% compared to 2.36% for the same quarter last year. The ratio of operating expenses to net sales for the six-month period was 2.54% compared to 2.48% for the same period last year. The slightly higher ratios for the periods relate to the lower sales levels.


         Interest Expense, Net. Net interest expense increased $0.4 million or 15.2% for the quarter ended December 31, 2002, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased from 0.43% to 0.55% of net sales for the quarter ended December 31, 2002, compared to the corresponding period of the prior year. The increase in net interest expense is primarily driven by higher average borrowings related to the higher average investment in inventories during the quarter compared to the same quarter of last year. Our weighted average interest rate declined approximately 90 basis points in the second quarter of fiscal 2003 compared to the same quarter of fiscal 2002, and the weighted average borrowings increased to approximately $255 million from $194 million.

         Net interest expense increased $1.0 million or 23.2% for the six months ended December 31, 2002, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased from 0.39% to 0.51% of net sales for the six-month period ended December 31, 2002, compared to the corresponding period of the prior year. The increase in net interest expense is primarily driven by higher average borrowings related to the higher average investment in inventories during this period compared to the same period of last year. Our weighted average interest rate declined approximately 102 basis points in the first half of fiscal 2003 compared to the same period of fiscal 2002, and the weighted average borrowings increased to approximately $228 million from $165 million.


         Provision for Income Taxes. Our effective tax rate in the second quarter was 40.5%, which brings the year-to-date rate to 40.0%, which is the rate currently expected to be applicable for the full fiscal year ending June 30, 2003. This compares to 38.5% for both the quarter and six-month periods last fiscal year. This modestly higher rate is due to the lower level of earnings relative to our permanent tax differences, compared to last year.



         Financial Condition:

         Liquidity and Capital Resources. Our working capital requirements are generally met through a combination of internally generated funds, borrowings under our revolving line of credit and our accounts receivable securitization facility, and trade credit from our suppliers. We utilize the following measures as key indicators of our liquidity and working capital management:

                                                              December 31,              June 30,
                                                                 2002                    2002
                                                                 ----                    ----
                  Working capital (000's)                      $ 265,589               $ 182,636
                  Current ratio                                2.15 to 1               1.79 to 1

         Cash outflows from operating activities totaled $76.6 million for the six-month period ended December 31, 2002 compared to outflows of $90.7 million for the same period of the prior year. These results were driven by working capital increases during the respective quarters. Our first and second fiscal quarters generally produce operating cash outflows as we establish inventory positions ahead of normal year-end price increases from the pharmaceutical manufacturers.

         We invested $1,772,000 in capital assets in the six-month period ended December 31, 2002, as compared to $1,825,000 in the corresponding period in the prior year. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

         Cash inflows from financing activities totaled $76.1 million for the six-month period ended December 31, 2002 as compared to cash inflows of $92.4 million for the corresponding period in the prior year. The current year cash inflows related to borrowings under our revolving credit facility to finance our inventory positions. In December 2002, we arranged an additional seasonal overline credit agreement that increased the revolving credit facility to $230 million. The increase in the revolving credit facility will be utilized during the third quarter to finance inventory purchases and repaid through the sale of inventory. This agreement expires March 31, 2003. At December 31, 2002, $106 million of the possible $200 million of the securitization facility was utilized and approximately $159 million of the possible $230 million of the revolving credit facility was utilized. Management believes that, together with internally generated funds, our available capital resources will be sufficient to meet foreseeable capital requirements.

         To allow for continued growth and greater flexibility, we are in negotiations to replace our existing borrowing facilities with a single secured credit facility that would be at least $500 million. The completion of this transaction, which would be subject to terms and conditions typical of such arrangements, is expected to occur prior to June 30, 2003.


         Recent Trends:

         During the first half of fiscal 2003, our internal revenue and margin objectives for the national pharmacy chain business were not achieved. The sales shortfall is principally the result of fewer attractively priced purchasing opportunities, particularly from our largest supplier in fiscal 2002. Our sales in the national pharmacy chain business have been variable from month to month historically, driven largely by opportunistic purchases from pharmaceutical companies for distribution primarily to national chains.

         Additionally, our growth in sales to the independent and regional pharmacy trade class has trended below internal expectations during the quarter. Sales to this trade class grew approximately 7%, year-over-year, in the second quarter of fiscal 2003 and 8% for the six months ended December 31, 2002. We believe our sales performance in this trade class reflects the continuing effects of the general economic slowdown, growing healthcare funding constraints on insurance providers and governmental bodies, the increased influence of generic drugs, fewer drug approvals, and the competitive nature of the industry. Accordingly, the outlook is for continued moderation in sales growth in this trade class.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.5 million in annual interest expense. The reductions in interest rates have had a positive impact on our short-term interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate collar agreements, to mitigate the exposure to interest rate fluctuations.



Item 4. Controls and Procedures

         a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing date of this report, our principal executive officer and our principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

         (a) Registrant's 2002 Annual Meeting of Stockholders was held on November 13, 2002.

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

         (c)  Matters voted upon at the Annual Meeting were as follows:

                  a. Election of Harvey C. Jewett IV, Louis B. Susman, and Martin D. Wilson as class I directors for a term expiring in 2005. The results of the stockholder voting were as follows: Mr. Jewett, 12,061,435 for, and 749,401 withheld; Mr. Susman, 12,499,272 for, and 311,564 withheld; and Mr. Wilson, 12,031,642 for, and 779,194 withheld.

                  b. Appointment of KPMG LLP as independent auditors for fiscal 2003. The result of the stockholder voting was as follows:
                      12,514,655 for, 288,383 against, and 7,798 withheld.


Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              See Exhibit Index on page 22.


         (b)  Reports on Form 8-K


                  a. On November 13, 2002, the registrant filed a Current Report on Form 8-K under Item 9 to furnish copies of the certifications required by Securities and Exchange Commission under Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed by the registrant on November 13, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         D & K HEALTHCARE RESOURCES, INC.





Date:  February 12, 2003                 By:   /s/ J. Hord Armstrong, III
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


         Date:  February 12, 2003        /s/  J. Hord Armstrong, III
                                         ----------------------------------
                                  Title: Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

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



              Date:  February 12, 2003   /s/  Thomas S. Hilton
                                         -------------------------------
                                  Title: Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

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