Form 10-Q
period 2003-03-31
D & K HEALTHCARE RESOURCES INC
filed 2003-05-12
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

                   8235 FORSYTH BOULEVARD, ST. LOUIS, MISSOURI
                    (Address of principal executive offices)
                                      63105
                                   (Zip Code)

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

                       X   YES                       NO.
                     -----                    ------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $.01 par value                  13,984,300
           ----------------------------           -------------------------
                     (class)                           (May 7, 2003)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                      Index

                                                                                          Page No.
                                                                                          --------
Part I.  Financial Information

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of
                March 31, 2003 and June 30, 2002                                                3

                Condensed Consolidated Statements of Operations for the
                Three Months and Nine Months Ended March 31, 2003
                and March 31, 2002                                                              4

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended March 31, 2003 and
                March 31, 2002                                                                  5

                Notes to Condensed Consolidated Financial Statements                       6 - 13

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                       14 - 18

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     19

       Item 4.  Controls and Procedures                                                        19


Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                                               20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


        Assets                                               MARCH 31,      JUNE 30,
                                                               2003           2002
                                                             ---------      --------
                                                            (UNAUDITED)
Cash                                                         $   8,172      $ 11,754
Receivables, net of allowance for doubtful accounts            145,426        31,217
Inventories                                                    347,566       364,244
Other current assets                                             7,596         6,699
                                                             ---------      --------
  Total current assets                                         508,760       413,914
                                                             ---------      --------

Net property and equipment                                      11,342        11,104
Other assets                                                    12,654         5,024
Goodwill, net of accumulated amortization                       44,105        51,131
Other intangible assets, net of accumulated amortization         1,851         1,965
                                                             ---------      --------
  Total assets                                               $ 578,712      $483,138
                                                             =========      ========

        Liabilities and Stockholders' Equity

Current maturities of long-term debt                         $   1,682      $  2,270
Accounts payable                                               203,875       215,777
Accrued expenses                                                13,250        13,231
                                                             ---------      --------
  Total current liabilities                                    218,807       231,278
                                                             ---------      --------

Long-term liabilities                                            3,519         2,757
Revolving line of credit                                       188,231        80,445
Long-term debt, excluding current maturities                       651         1,012
Deferred Income taxes                                               --           249
                                                             ---------      --------
  Total liabilities                                            411,208       315,741
                                                             ---------      --------

Stockholders' equity:
Common stock                                                       151           151
Paid-in capital                                                124,705       124,089
Accumulated other comprehensive loss                            (1,306)         (887)
Retained earnings                                               54,463        49,590
Deferred compensation                                             (462)           --
Less treasury stock                                            (10,047)       (5,546)
                                                             ---------      --------
  Total stockholders' equity                                   167,504       167,397
                                                             ---------      --------

Total liabilities and stockholders' equity                   $ 578,712      $483,138
                                                             =========      ========



            See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                  2003           2002           2003           2002
                                                ---------      ---------      ---------      ---------
Net sales                                       $ 628,618      $ 695,241      $1,693,427     $1,816,030
Cost of sales                                     601,600        664,894      1,624,134       1,739,330
                                                ---------      ---------      ---------      ----------
  Gross profit                                     27,018         30,347         69,293          76,700

Operating expenses                                 14,881         14,672         41,931          42,441
                                                ---------      ---------      ---------      ----------
  Income from operations                           12,137         15,675         27,362          34,259

Other income (expense):
  Interest expense, net                            (2,765)        (2,847)        (8,178)         (7,239)
  Securitization termination costs                 (2,008)            --         (2,008)             --
  Other, net                                            3           (528)           (33)           (737)
                                                ---------      ---------      ---------      ----------
                                                   (4,770)        (3,375)       (10,219)         (7,976)
                                                ---------      ---------      ---------      ----------

    Income before income tax provision and
      minority interest                             7,367         12,300         17,143          26,283

Income tax provision                               (2,947)        (4,770)        (6,857)        (10,140)
Minority interest                                    (185)          (228)          (514)           (612)
                                                ---------      ---------      ---------      ----------
    Income before cumulative effect
      of accounting change                          4,235          7,302          9,772          15,531
Cumulative effect of accounting change, net            --             --         (4,249)             --
                                                ---------      ---------      ---------      ----------

    Net income                                  $   4,235      $   7,302      $   5,523      $   15,531
                                                =========      =========      =========      ==========


Earnings per share - basic
Net income before cumulative
  effect of accounting change, net              $    0.30      $    0.51      $    0.67      $     1.09
Cumulative effect of accounting change                 --             --          (0.29)             --
                                                ---------      ---------      ---------      ----------
Net income                                      $    0.30      $    0.51      $    0.38      $     1.09

Earnings per share - diluted
Net income before cumulative
  effect of accounting change, net              $    0.29      $    0.49      $    0.66      $     1.05
Cumulative effect of accounting change                 --             --          (0.29)             --
                                                ---------      ---------      ---------      ----------
Net income                                      $    0.29      $    0.49      $    0.37      $     1.05


Basic common shares outstanding                    14,334         14,366         14,453          14,199
Diluted common shares outstanding                  14,459         14,775         14,632          14,655


           See notes to condensed consolidated financial statements.

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                       MARCH 31,      MARCH 31,
                                                                         2003           2002
                                                                       ---------      ---------
Cash flows from operating activities:

Net income                                                             $   5,523      $  15,531

Adjustments to reconcile net income
  to net cash flows from operating activities:

Amortization of debt issuance costs                                        1,018            885
Depreciation and amortization                                              1,900          3,245
Loss from sale of assets                                                      --            334
Deferred income taxes                                                     (5,051)          (251)
Cumulative effect of change in accounting principle, net                   4,249             --

Changes in operating assets and liabilities, net of acquisitions:

(Increase) decrease in receivables, net                                  (34,209)        11,441
Decrease (increase) in inventories                                        16,678       (215,006)
Decrease (increase) in other current assets                                  344           (677)
(Decrease) increase in accounts payable                                  (11,902)        80,698
Increase in accrued expenses                                               2,794          2,734
Other, net                                                                (4,260)        (2,037)
                                                                       ---------      ---------
  Cash flows from operating activities                                   (22,916)      (103,103)

Cash flows from investing activities:

Cash from acquired company, net of cash paid                                  --            520
Purchases of property and equipment                                       (2,021)        (2,637)
                                                                       ---------      ---------
  Cash flows from investing activities                                    (2,021)        (2,117)

Cash flows from financing activities:

Borrowings under revolving line of credit                                686,738        708,912
Repayments under revolving line of credit                               (578,952)      (679,262)
Repurchase of receivables under securitization agreement                 (80,000)            --
Proceeds from secondary stock offering                                        --         76,862
Principal payments on long-term debt                                        (949)          (189)
Proceeds from exercise of stock options                                       --          1,707
Purchase of treasury stock                                                (4,501)            --
Cash dividend paid by affiliates                                            (330)          (300)
Payment of dividends                                                        (651)          (536)
                                                                       ---------      ---------
  Cash flows from financing activities                                    21,355        107,194

(Decrease) increase in cash                                               (3,582)         1,974
Cash, beginning of period                                                 11,754          7,516
                                                                       ---------      ---------
Cash, end of period                                                    $   8,172      $   9,490
                                                                       =========      =========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
  Interest                                                             $   7,317      $   6,897
  Income taxes                                                             5,864          5,967

Non-cash transactions:
  Issuance of equity for PBI acquisition                               $      --      $   6,477


           See notes to condensed consolidated financial statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. D&K Healthcare Resources, Inc. (the "Company") is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Florida, Kentucky, Minnesota, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in 24 states primarily in the Midwest, Upper Midwest, and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also develops and markets sophisticated pharmacy systems software through two wholly owned subsidiaries, Tykon, Inc. and VC Services, Inc. (dba Viking Computer Services). In addition, the Company owns a 70% equity interest in Pharmaceutical Buyers, Inc. ("PBI"), a leading alternate site group purchasing organization (see Note 6).

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended March 31, 2003, are not necessarily indicative of the results to be expected for the full fiscal year.

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

         The effects of adopting the new standard on net income and earnings per share for the three-month and nine-month periods ended March 31, 2003 and 2002 are:

                  For the three-month period ended March 31: (in thousands, except per share amounts)

                                                       Net Income                 Basic EPS               Diluted EPS
                                                  ---------------------     ---------------------     ---------------------
                                                    2003         2002         2003         2002         2003         2002
                                                  --------     --------     --------     --------     --------     --------
                Net income                        $  4,235     $  7,302     $   0.30     $   0.51     $   0.29     $   0.49
                Add: goodwill amortization              --          395           --         0.03           --         0.03
                                                  --------     --------     --------     --------     --------     --------
                Income before cumulative
                  effect of accounting change
                  and goodwill amortization       $  4,235     $  7,647     $   0.30     $   0.54     $   0.29     $   0.52


                  For the nine-month period ended March 31: (in thousands, except per share amounts)

                                                       Net Income                 Basic EPS               Diluted EPS
                                                  ---------------------     ---------------------     ---------------------
                                                    2003         2002         2003         2002         2003         2002
                                                  --------     --------     --------     --------     --------     --------

                Net income                        $  5,523     $ 15,531     $   0.38     $   1.09     $   0.37     $   1.05
                Add: cumulative effect of
                  accounting change, net             4,249           --         0.29           --         0.29           --
                                                  --------     --------     --------     --------     --------     --------
                Income, before cumulative
                  effect of accounting change        9,772       15,531         0.67         1.09         0.66         1.05
                Add: goodwill amortization              --        1,185           --         0.08           --         0.08
                                                  --------     --------     --------     --------     --------     --------
                Income before cumulative
                  effect of accounting change
                  and goodwill amortization       $  9,772     $ 16,716     $   0.67     $   1.17     $   0.66     $   1.13



         Net income for the three-month period ended March 31, 2002 would have been $395,000, or $0.03 per share higher, if goodwill amortization had been discontinued effective July 1, 2001. Net income for the nine-month period ended March 31, 2002 would have been $1,185,000, or $0.08 per share higher, if goodwill amortization had been discontinued effective July 1, 2001. Net income for the full fiscal year ended June 30, 2002 would have been $1,580,000, or $0.11 per diluted share, higher if goodwill amortization had been discontinued effective July 1, 2001.

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

         Changes to goodwill and intangible assets during the nine-month period ended March 31, 2003, including the effects of adopting the new accounting standard are: (in thousands)


                                                                                 Intangible
                                                                      Goodwill     Assets
                                                                      --------   ----------
                     Balance at June 30, 2002, net of
                         accumulated amortization                     $ 51,131   $    1,965
                     Write-off of goodwill recognized in
                         cumulative effect adjustment                   (7,026)          --
                     Amortization expense                                   --         (114)
                                                                      --------   ----------
                     Balance at March 31, 2003, net of
                         accumulated amortization                     $ 44,105   $    1,851


         Intangible assets totaled $1,851,000, net of accumulated amortization of $266,000, at March 31, 2003. Of this amount, $214,000 represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for intangible assets is expected to approximate $150,000 each year between 2003 and 2018.

         Goodwill related to the wholesale drug distribution segment, net of amortization, was $32.3 and $39.3 million as of March 31, 2003 and June 30, 2002, respectively. Goodwill related to the PBI segment amounted to $10.4 million as of March 31, 2003 and June 30, 2002. Goodwill related to the Company's software segment amounted to $1.4 million as of March 31, 2003 and June 30, 2002. Other intangible assets related to the wholesale drug distribution segment, net of amortization, were $0.2 million as of March 31, 2003 and June 30, 2002, respectively. Other intangible assets related to the PBI segment amounted to $1.7 million as of March 31, 2003 and June 30, 2002, respectively. The Company's software segment has no intangible assets.

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

                                           Three-Months ended March 31, 2003               Three-Months ended March 31, 2002
                                      -------------------------------------------    --------------------------------------------
                                        Income            Shares        Per Share      Income           Shares          Per Share
                                      (Numerator)    (Denominator)(1)    Amount      (Numerator)    (Denominator)(1)     Amount
                                      -----------    ----------------   ---------    -----------    ----------------    ---------
BASIC EARNINGS PER SHARE:
Net income available to common
  stockholders                        $     4,235              14,334   $    0.30    $     7,302              14,366    $    0.51

EFFECT OF DILUTED SECURITIES:
Options and warrants                           --                 125                         --                 409
Convertible PBI securities                    (47)                 --                        (56)                 --
                                      -----------    ----------------                -----------    ----------------

DILUTED EARNINGS PER SHARE:
Net income available to common
  stockholders plus assumed
  conversions                         $     4,188              14,459   $    0.29    $     7,246               14,775   $    0.49
                                      ===========    ================                ===========    =================

                                            Nine-Months ended March 31, 2003               Nine-Months ended March 31, 2002
                                      -------------------------------------------    --------------------------------------------
                                        Income            Shares        Per Share      Income           Shares          Per Share
                                      (Numerator)    (Denominator)(1)    Amount      (Numerator)    (Denominator)(1)     Amount
                                      -----------    ----------------   ---------    -----------    ----------------    ---------
BASIC EARNINGS PER SHARE:

Net income available to common
  shareholders before cumulative
  effect of accounting change         $     9,772              14,453   $    0.67     $   15,531              14,199    $    1.09


CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET                              (4,249)                 --       (0.29)            --                  --
                                      -----------    ----------------   ---------    -----------    ----------------
                                            5,523              14,453        0.38         15,531              14,199         1.09

EFFECT OF DILUTED SECURITIES:

Options and warrants                           --                 179                         --                 441
Convertible PBI securities                   (128)                 --                       (146)                 15
                                      -----------    ----------------                -----------    ----------------

DILUTED EARNINGS PER SHARE:

Net income available to common
  stockholders plus assumed
  conversions                         $     5,395              14,632   $    0.37    $    15,385               14,655   $    1.05
                                      ===========    ================                ===========    ================


(1) Outstanding shares computed on a weighted average basis


Note 5. The Company's comprehensive income consists of net income and the net change in value of cash flow hedge instruments as follows: (in thousands)


                                                             For the Three Months Ended     For the Nine Months Ended
                                                                     March 31,                      March 31,
                                                                2003            2002           2003            2002
                                                             ----------      ----------     ----------      ----------
Net income                                                   $    4,235      $    7,302     $    5,523      $   15,531
Change in value of cash flow hedge, net of tax                       (6)            136           (419)           (225)
                                                             ----------      ----------     ----------      ----------

Total comprehensive income                                   $    4,229      $    7,438     $    5,104      $   15,306
                                                             ==========      ==========     ==========      ==========

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

Note 7. In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At March 31, 2003, the Company was party to a standby letter of credit of $750,000 and was the guarantor of certain customer obligations totaling approximately $500,000. Management does not expect any material losses to result from these off-balance-sheet items.

Note 8. On March 31, 2003, the Company announced that it had entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased its available credit from $430 million to $600 million. The new single credit facility replaces a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. The interest rate on the new credit facility is based on the 30-day LIBOR rate. Borrowings under the new credit facility will be reported as long-term debt in the Company's financial statements. Accounts receivable at March 31, 2003 reflected an increase over previous periods as a result of eliminating the securitization program since the accounts receivable securitization program had been reported as off-balance sheet financing. Long-term debt includes borrowings related to the repurchase of $80 million of receivables that had been part of the securitization at the time the new credit agreement was established.

         To hedge a portion of its exposure to variability in cash flows related to interest payments under the revolving credit facility, on March 28, 2003, the Company entered into a three-year interest rate cap agreement at a cost of $0.4 million. The notional amount of the instrument is $50 million and it caps the 30-day LIBOR rate at 3.5% in the first year, 4.25% in the second year and 5% in the third year. The Company's analysis of this hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," shows this to be an effective hedge. As such, any change in the intrinsic value of this instrument will be reported in accumulated other comprehensive loss. Any change in time value of this will be reflected on its income statement.

Note 9. Pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three identifiable business segments; Wholesale drug distribution, the Company's interest in PBI , and Software. Two wholly owned software subsidiaries, Tykon, Inc. and Viking Computer Services, Inc., constitute the Software segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry.

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

                                          FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
(in thousands)                             MARCH 31,       MARCH 31,        MARCH 31,       MARCH 31,
                                             2003            2002             2003            2002
                                          -----------     -----------      -----------     -----------
Sales to unaffiliated customers -
      Wholesale drug distribution         $   625,965     $   692,458      $ 1,685,698     $ 1,808,333
      PBI                                       1,979           2,184            5,682           5,946
      Software                                    674             599            2,047           1,751
                                          -----------     -----------      -----------     -----------
            Total                         $   628,618     $   695,241      $ 1,693,427     $ 1,816,030

Intersegment sales -
      Wholesale drug distribution         $        --     $        --      $        --     $        --
      PBI                                          --              --               --              --
      Software                                     --             292               --             901
      Intersegment eliminations                    --            (292)              --            (901)
                                          -----------     -----------      -----------     -----------
            Total                         $        --     $        --      $        --     $        --

Net Sales -
      Wholesale drug distribution         $   625,965     $   692,458      $ 1,685,698     $ 1,808,333
      PBI                                       1,979           2,184            5,682           5,946
      Software                                    674             891            2,047           2,652
      Intersegment eliminations                    --            (292)              --            (901)
                                          -----------     -----------      -----------     -----------
            Total                         $   628,618     $   695,241      $ 1,693,427     $ 1,816,030

Gross Profit -
      Wholesale drug distribution         $    24,501     $    27,363      $    61,986     $    68,391
      PBI                                       1,979           2,184            5,682           5,946
      Software                                    538             800            1,625           2,363
                                          -----------     -----------      -----------     -----------
            Total                         $    27,018     $    30,347      $    69,293     $    76,700

Pre-tax income
      Wholesale drug distribution         $     6,187     $    10,804      $    13,820     $    22,310
      PBI                                       1,001           1,255            2,741           3,336
      Software                                    179             241              582             637
                                          -----------     -----------      -----------     -----------
            Total                         $     7,367     $    12,300      $    17,143     $    26,283

         Except as otherwise disclosed, there has been no material change in total assets from the amount disclosed in the last annual report. Since the last annual report, PBI now exceeds certain reporting criteria and accordingly has been shown separately. Prior period segment information has been reclassified accordingly. There are no other differences in the basis of segmentation or in the basis of measurement of segment profit or loss.

Note 10. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS 121, "Accounting for Long-lived Assets and for Long-lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

         In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to adopt this standard for fiscal years beginning after December 15, 2002. The Company currently does not plan to change to the fair value method of accounting for stock-based employee compensation, but will comply with the disclosure requirements of this standard.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The disclosure requirements of FIN 45 are effective for our fiscal 2003 consolidated financial statements and have been included in our quarterly financial statements beginning with the quarter ending December 31, 2002.

         For applicable guarantees issued after January 1, 2003, FIN 45 requires that a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. We do not believe that the accounting requirements of FIN 45 will have a material effect on our financial condition or results of operations.

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued after 2002; however, disclosures are required currently if any variable interest entities are expected to be consolidated. We do not believe that any entities will be consolidated as a result of FIN 46.

         D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of March 31, 2003 and June 30, 2002, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2003 and March 31, 2002, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2002 Annual Report to Stockholders.

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

         We have renamed the national pharmacy chains trade class the 'national accounts' trade class. Given the changing composition of this class of trade we feel this new name is more reflective of the broader nature of the business. This is a name change only; we have not changed or restated the financial results in any way.

         Results of Operations:

         Net Sales. Net sales decreased $66.6 million, or 9.6%, to $628.6 million, for the quarter ended March 31, 2003, compared to the corresponding period of the prior year. Sales growth in the independent and regional pharmacies trade class was offset by a reduction in the national accounts trade class. Sales in the independent and regional pharmacies trade class increased $9.9 million over the third quarter of fiscal 2002 due to increased sales to existing customers. Sales to national accounts decreased $82.0 million primarily due to fewer attractively priced purchasing opportunities made available to us during the quarter. Sales to other healthcare providers increased by $5.5 million as a result of new customers and increased sales to existing customers.

         Net sales decreased $122.6 million, or 6.8%, to $1.7 billion for the nine months ended March 31, 2003, compared to the corresponding period of the prior year. Sales growth in the independent and regional pharmacies trade class was more than offset by a decrease in the national accounts trade class. National accounts sales decreased $188.9 million during the first nine months of fiscal 2003 due primarily to fewer attractively priced purchasing opportunities, particularly from our largest supplier in fiscal 2002. Sales to independent and regional pharmacies increased $53.3 million due to increased sales to existing customers and new accounts. Sales to other healthcare providers increased by $13.0 million as a result of new customers and increased sales to existing customers.

         Gross Profit. Gross profit decreased 11.0% to $27.0 million for the quarter ended March 31, 2003, compared to the corresponding period of the prior year. This decrease was primarily due to lower national accounts sales driven by fewer attractively priced purchasing opportunities. As a percentage of net sales, gross margin declined from 4.36% to 4.30% for the quarter ended March 31, 2003, compared to the corresponding period of the prior year. The decrease in gross margin percentage was primarily due to lower margin sales in the national accounts trade class.

         Gross profit decreased 9.7% to $69.3 million for the nine months ended March 31, 2003, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.22% to 4.09% for the nine months ended March 31, 2003, compared to the corresponding period of the prior year. The decrease in gross margin percentage was primarily due to lower margin sales in the national accounts trade class.

         Operating Expenses. Operating expenses increased $0.2 million, or 1.4%, to $14.9 million for the quarter ended March 31, 2003, compared to the corresponding period of the prior year. For the nine months ended March 31, 2003, operating expenses were $41.9 million, which was $0.5 million, or 1.2%, lower than the corresponding period of last year. The change in operating expenses for both the quarter and nine-month period ended March 31, 2003, was the net result of several offsetting factors. With the adoption of SFAS 142, pre-tax goodwill amortization of approximately $0.5 million for the quarter, and $1.5 million for the nine-month period, were eliminated. For the quarter, that savings was more than offset by higher incentive based compensation, higher property and casualty insurance premiums driven by general insurance market trends, and increased depreciation on the new enterprise resource planning system which began in the fourth quarter of fiscal 2002. For the nine month period, the savings associated with goodwill was combined with lower incentive based compensation and offset by higher property and casualty insurance premiums driven by general insurance market trends, and increased depreciation on the new enterprise resource planning system which began in the fourth quarter of fiscal 2002. The ratio of operating expenses to net sales for the quarter was 2.37% compared to 2.11% for the same quarter last year. The ratio of operating expenses to net sales for the nine-month period was 2.48% compared to 2.34% for the same period last year. The slightly higher ratios for the periods relate to the lower sales levels.

         Interest Expense, Net. Net interest expense for the quarter ended March 31, 2003 was $2.8 million, or approximately the same as the corresponding period of the prior year. Interest expense was slightly lower as weighted average interest rates were slightly lower and weighted average borrowings were comparable to the same quarter of last year. Interest income was also slightly lower this quarter, which offset the lower interest expense. As a percentage of net sales, net interest expense increased from 0.41% to 0.45% of net sales for the quarter ended March 31, 2003, compared to the corresponding period of the prior year.

         For the nine months ended March 31, 2003, net interest expense increased $1.0 million or 14.2%, to $8.2 million, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased from 0.40% to 0.49% of net sales for the nine-month period ended March 31, 2003, compared to the corresponding period of the prior year. The increase in net interest expense is primarily driven by higher average borrowings related to the higher average investment in inventories during this period compared to the same period of last year. The weighted average interest rate declined approximately 60 basis points in the first nine months of fiscal 2003 compared to the same period of fiscal 2002, and the weighted average borrowings increased to approximately $234 million from $194 million.

         Securitization termination costs. In March 2003, we entered into a new credit agreement that resulted in the termination of the existing accounts receivable securitization agreement. As a result, we incurred a one-time charge of $2.0 million during the quarter. These costs were associated with terminating the existing accounts receivable securitization program. Further discussion of the impact of the termination of the securitization agreement is included below in the Liquidity and Capital Resources portion of this document.

         Provision for Income Taxes. Our effective tax rate in the third quarter and year-to-date was 40.0%, which is the rate currently expected to be applicable for the full fiscal year ending June 30, 2003. This compares to 38.5% for the nine-month period last fiscal year. This modestly higher rate is due to the lower level of earnings relative to our permanent tax differences, compared to last year.

         Financial Condition:

         Liquidity and Capital Resources. Our working capital requirements are generally met through a combination of internally generated funds, borrowings under our revolving line of credit and trade credit from our suppliers. We utilize the following measures as key indicators of our liquidity and working capital management:

                                                 Pro Forma (a)
                                 March 31,          June 30,      June 30,
                                   2003              2002           2002
                                 ---------       -------------    --------
Working capital                  $ 289,953         $ 302,636      $  182,636
Current ratio                    2.33 to 1         2.31 to 1       1.79 to 1

(a) Includes accounts receivable related to securitization agreement



         The increase in working capital and current ratio compared to June 30, 2002 relates to the termination of the accounts receivable securitization agreement and the related increase in accounts receivable shown on our balance sheet as reflected in the pro forma figures. See further discussion below relating to the termination of the securitization agreement.

         Cash outflows from operating activities totaled $22.9 million for the nine-month period ended March 31, 2003 compared to outflows of $103.1 million for the same period of the prior year. These results were driven by working capital increases during the respective periods. Our first and second fiscal quarters generally produce operating cash outflows as we establish inventory positions ahead of normal year-end price increases from the pharmaceutical manufacturers. These positions are generally liquidated in our third and fourth fiscal quarters producing cash inflows from operating activities.

         We invested $2,021,000 in capital assets in the nine-month period ended March 31, 2003, as compared to $2,637,000 in the corresponding period in the prior year. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

         Cash inflows from financing activities totaled $21.4 million for the nine-month period ended March 31, 2003 as compared to cash inflows of $107.2 million for the corresponding period in the prior year. The current year cash inflows related to borrowings under our revolving credit facility to finance our inventory positions. In December 2002, we arranged an additional seasonal overline credit agreement that increased the revolving credit facility to $230 million. The increase in the revolving credit facility was utilized during the third quarter to finance inventory purchases and repaid through the sale of inventory. This agreement expired March 31, 2003.

         On March 31, 2003, we announced that we had entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased our available credit from $430 million to $600 million. The new single credit facility replaces a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. The interest rate on the new credit facility is based on the 30-day LIBOR rate. Borrowings under the new credit facility will be reported as revolving line of credit in the company's financial statements. Accounts receivable at March 31, 2003 reflected an increase over previous periods as a result of eliminating the securitization program since the accounts receivable securitization program had been reported as off-balance sheet financing. The revolving line of credit includes borrowings related to the repurchase of $80 million of receivables that had been part of the securitization at the time the new credit agreement was established.

         To hedge a portion of our exposure to variability in cash flows related to interest payments under the revolving credit facility, on March 28, 2003, we entered into a three-year interest rate cap agreement at a cost of $0.4 million. The notional amount of the instrument is $50 million and it caps the 30-day LIBOR rate at 3.5% in the first year, 4.25% in the second year and 5% in the third year. Our analysis of this hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," shows this to be an effective hedge. As such, any change in intrinsic value of this instrument will be reported in accumulated other comprehensive. Any change in time value of this instrument will be reflected on our income statement.

         At March 31, 2003, $188.2 million of the possible $600 million of the revolving credit facility was utilized. Management believes that, together with internally generated funds, our available capital resources will be sufficient to meet foreseeable capital requirements.

         Recent Trends:

         During the first nine months of fiscal 2003, our internal revenue and margin objectives for the national accounts trade class were not achieved. The sales shortfall is principally the result of fewer attractively priced purchasing opportunities, particularly from our largest supplier in fiscal 2002. Our sales in the national accounts business have been variable from month to month historically, driven largely by opportunistic purchases from pharmaceutical companies for distribution primarily to national pharmacy chains.

         Additionally, our growth in sales to the independent and regional pharmacy trade class has trended below internal expectations during the quarter. Sales to this trade class grew approximately 3.6%, year-over-year, in the third quarter of fiscal 2003 and 6.6% for the nine months ended March 31, 2003. We believe our sales performance in this trade class reflects the continuing effects of the general economic slowdown, growing healthcare funding constraints on insurance providers and governmental bodies, the increased influence of generic drugs, fewer drug approvals, and the competitive nature of the industry. Accordingly, the outlook is for continued moderation in sales growth in this trade class.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.6 million in annual interest expense. The reductions in interest rates have had a positive impact on our short-term interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate collar agreements, to mitigate the exposure to interest rate fluctuations.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index on page 24.

         (b)      Reports on Form 8-K


                  a. On February 12, 2003, the registrant filed a Current Report on Form 8-K under Item 9 to furnish copies of the certifications required by Securities and Exchange Commission under Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed by the registrant on February 12, 2003.

                  b. On March 4, 2003, the registrant filed a Current Report on Form 8-K under Item 9 with a press release announcing that it expects to have a new credit facility of at least $500 million in place by April 30, 2003.

                  c. On March 31, 2003, the registrant filed a Current Report on Form 8-K under Item 9 with a press release announcing that it entered into a new credit facility of $600 million.

                  d. On April 28, 2003, the registrant filed a Current Report on Form 8-K under Item 9 with a press release announcing its financial results for the third quarter of fiscal 2003. The information in this report is furnished pursuant to Item 9,"Regulation FD Disclosure" and Item 12, "Disclosure of Results of Operations and Financial Condition." The information in this Form 8-K is being furnished under Item 9 and
                           Item 12 and shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), or otherwise subject to the liabilities of such section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         D & K HEALTHCARE RESOURCES, INC.





Date:  May 12, 2003               By:    /s/ J. Hord Armstrong, III
       ------------                      ------------------------------
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


Date:  May 12, 2003              /s/ J. Hord Armstrong, III
                                 ---------------------------------------
                        Title:   Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

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

Date:  May 12, 2003                     /s/ Thomas S. Hilton
                                        -------------------------------
                              Title:    Senior Vice President and
                                        Chief Financial Officer
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

99.1**         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2003.



*      Incorporated by reference.
**     Filed herewith.