Form 10-K
period 2003-06-30
D & K HEALTHCARE RESOURCES INC
filed 2003-09-29
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the fiscal year ended June 30, 2003         Commission File Number 0-20348

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

                                      63105
                                   (Zip Code)

                                 (314) 727-3485
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01
                 Series B Junior Participating Preferred Stock Purchase Rights
                                        (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $190,055,584 as of September 19, 2003.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 19, 2003, 13,973,603 shares of Common Stock, par value $.01, were outstanding.

Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the Part of this report indicated below:

Part II - Registrant's 2003 Annual Report to Stockholders

Part III - Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders

                                     PART I

Item 1. Business

GENERAL

         D&K Healthcare Resources, Inc. is a full-service wholesale distributor of branded and generic pharmaceuticals and over-the-counter healthcare and beauty aid products. We serve three classes of customers:

         - INDEPENDENT AND REGIONAL PHARMACIES: Located in 26 states primarily in the Midwest, Upper Midwest and South, these D&K customers generally operate single or multisite locations in one or more states.

         - NATIONAL ACCOUNTS: D&K national account customers generally operate a large number of locations in multiple regions of the United States.

         - OTHER HEALTHCARE PROVIDERS: These D&K customers include hospitals, alternate-site care providers and pharmacy benefit management companies located in our 26-state primary distribution territory.

         We serve our customers by distributing a broad range of products through six distribution facilities located in Missouri, Kentucky, Minnesota, South Dakota and Florida. We also offer a number of proprietary information systems, marketing programs and other business management solutions to assist customers in operating and growing their businesses. In addition, D&K owns a 70% equity stake in Pharmaceutical Buyers, Inc. ("PBI"), an industry leader in alternate site group purchasing services.

         Sales to independent and regional pharmacies consist of branded pharmaceuticals (approximately 90% of net sales in fiscal 2003), generic pharmaceuticals (approximately 7% of net sales in fiscal 2003) and over-the-counter health and beauty aid products (approximately 3% of net sales in fiscal 2003). Our national accounts trade class sales are predominantly branded pharmaceuticals.

         On March 13, 2002, we declared a two-for-one stock split in the form of a stock dividend effective April 12, 2002. We have adjusted all share and per share amounts in this report and in the consolidated financial statements to retroactively reflect this stock split.

         On July 5, 2001, we completed a secondary stock offering of approximately 4.8 million shares of our common stock. We used the net proceeds of approximately $77 million to repay debt.

         In July 2001, as part of the secondary stock offering, we increased our ownership percentage in PBI to 68%, and in August 2001 we increased our ownership another 2%. We increased our ownership by exchanging PBI stock for shares of D&K common stock as provided for in the transaction agreement for acquiring our initial 50% ownership interest. We describe these transactions more fully in Note 2 to our consolidated financial statements.

         On June 15, 2001, we acquired 100% of the outstanding stock of Diversified Healthcare, LLC, a pharmaceutical distribution company based in Owensboro, Kentucky that provides comprehensive pharmaceutical distribution services to customers in the Midwest region.

         On June 1, 1999, we acquired 100% of the outstanding stock of Jewett Drug Co., a pharmaceutical distribution company based in Aberdeen, South Dakota that provides comprehensive pharmaceutical distribution services to customers in the Upper Midwest and Great Plains regions.

         We believe that our size, decentralized operating structure and high level of customer service provide us with competitive advantages and position us to benefit from trends impacting our industry. The national wholesale distributors are growing in size and scale as they pursue a strategy to become primary distributors to national pharmacies and other large healthcare providers. We believe their approach creates opportunities for us to effectively compete with them based on our business focus and differentiated service offering.

INDUSTRY OVERVIEW

         Wholesale pharmaceutical distributors serve pharmacies and healthcare providers as a single source for pharmaceutical and over-the-counter health and beauty aid products from hundreds of different manufacturers. Wholesale pharmaceutical distributors lower customer inventory costs, provide efficient and timely product delivery, and provide valuable inventory and purchasing information. Also, value-added programs developed by wholesale pharmaceutical distributors, including packaging, stockless inventory and pharmacy computer systems, help customers reduce costs and improve operating efficiencies.

         Wholesale pharmaceutical distributors are an important distribution channel for pharmaceutical manufacturers, accounting for approximately 73% of the $192.2 billion of prescription drug sales to retailers and institutions during 2002. Wholesale pharmaceutical distribution industry sales increased from $2.4 billion in 1970 to an estimated $139.7 billion in 2002, growth we expect to continue. Several principal factors contribute to this historical and anticipated growth:

         - AGING POPULATION: The number of individuals in the United States over age 65 grew from approximately 12.3 million in 1950 to approximately 35 million in 2000; the U.S. Census Bureau projects it will increase to more than 70 million by the year 2030. This demographic group represents the largest percentage of new prescriptions filled and obtains more prescriptions per capita annually than any other age group.

         - INCREASED PHARMACEUTICAL USE: In recent years, a number of factors have contributed to the growth in drug-based therapies to prevent and treat disease. These include increased research and development spending by manufacturers leading to new pharmaceutical introductions; the lower costs of drug-based therapy relative to surgery; and increased direct-to-consumer advertising by manufacturers.

         - IMPORTANCE OF WHOLESALE DISTRIBUTION CHANNEL: In response to the rising costs and complexity of inventory management and product distribution, pharmaceutical manufacturers are relying increasingly on wholesale distributors to fill these functions more efficiently. Over the past decade, as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers. Drug wholesalers are generally able to offer their customers and suppliers more efficient distribution and inventory management than pharmaceutical manufacturers. As a result, from 1990 to 2002, the percentage of total pharmaceutical sales through wholesale distributors increased from approximately 57% to approximately 73%.

         - RISING PHARMACEUTICAL PRICES. For more than a decade, the manufacturers' price increases for branded pharmaceuticals have met or exceeded the overall increases in the Consumer Price Index. We believe this trend will continue largely because the relatively inelastic demand for branded pharmaceuticals supports the higher prices charged for patented drugs as manufacturers attempt to recoup costs associated with developing, testing, and seeking U.S. Food and Drug Administration approval of new products. From 1990 to 2002, the average retail price of a prescription increased from $22.06 to $53.87.

CUSTOMERS AND PRODUCTS

         Our customer base consists of independent and regional pharmacies, national pharmacy chains (national accounts), and other healthcare providers. Independent pharmacies are generally community-based and, we believe, benefit the most from our customized sales, information systems, and other value-added services. Regional pharmacies generally focus on serving people from multiple sites in one or more states. National accounts generally have stores located in more than one region in the United States; they include supermarket and mass merchandiser pharmacies. Other healthcare providers consist of hospitals, other alternate-site care providers (including nursing homes, clinics, home health services and managed care organizations), and pharmacy benefit management companies.

         We are committed to serving the unique needs of independent and regional pharmacies and have structured our business and operating model to do this efficiently and profitably.

         We operate on a fiscal year-end of June 30. Unless otherwise indicated, all further references to "2003," "2002," and "2001" in this document will mean our fiscal years ended June 30, 2003, June 30, 2002, and June 30, 2001, respectively.

NET SALES

-------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands)                        2003                        2002                        2001
                                      ---------------------       ---------------------       ---------------------
                                         AMOUNT     PERCENT          AMOUNT     PERCENT          AMOUNT     PERCENT
                                      ---------------------       ---------------------       ---------------------
Independent and regional pharmacies   $ 1,156,460     52.0%       $ 1,089,326     44.4%       $   748,399     45.5%
National accounts                         929,582     41.8%         1,246,654     50.8%           796,611     48.4%
Other healthcare providers                126,333      5.7%           107,517      4.4%            98,148      5.9%
PBI / Software sales (1)                   11,013      0.5%            10,251      0.4%             2,835      0.2%
                                      --------------------        --------------------        --------------------
         Total                        $ 2,223,388    100.0%       $ 2,453,748    100.0%       $ 1,645,993    100.0%
                                      ====================        ====================        ====================

---------------------

(1) For FY 2003 and FY 2002, includes sales from PBI, which is now consolidated.

         During 2003, 2002 and 2001, our 10 largest customers accounted for approximately 43.1%, 56.4%, and 49.4%, respectively, of our net sales. Our largest customer during 2003 accounted for approximately 9% of our net sales. Our largest customer in 2002 and 2001 accounted for approximately 24% and 16% of our net sales, respectively.

Independent and Regional Pharmacies

         Since our inception, one of our primary strategies has been to focus on serving the specialized needs of independent and regional pharmacies. While our larger national competitors increasingly organize their businesses around serving the primary needs of national pharmacy chains and national contracts with group purchasing organizations and pharmacy benefit managers, we are organized to profitably and efficiently provide all of our services to our independent and regional pharmacy customers in 26 states, primarily in the Midwest, Upper Midwest, and South from our six distribution centers in five states. Our independent and regional pharmacy business grew from $748.4 million in net sales in 2001 to $1,156.5 million in 2003.

         Our product offerings to independent and regional pharmacies consist of more than 25,000 SKUs, including branded and generic pharmaceuticals and over-the-counter health and beauty aid products. We deliver these products directly to the stores of our independent pharmacy customers and deliver both to the stores and warehouses of our regional pharmacy customers if they maintain centralized inventory.

         Our decentralized organization allows our distribution centers to form strong, attentive and responsive business relationships with our independent and regional pharmacy customers. Each center has the personnel and capabilities to autonomously provide customized distribution, information systems, inventory management and other services to our local independent and regional pharmacy customers. We believe that we fulfill our customers' orders with a high degree of speed and accuracy and that they value our flexibility and willingness to meet and accommodate their special requests and needs. We believe that the large national wholesale distributors, which are organized to serve primarily large national pharmacies and national contracts, do not have the operating flexibility to service independent and regional pharmacies as we do.

National Accounts (previously referred to as National Pharmacy Chains)

         We have a significant business serving as a secondary supplier of high-volume branded pharmaceuticals to national pharmacies and other national accounts that is built on our strong independent and regional pharmacy business and our competitive position and solid relationships with pharmaceutical manufacturers. We provide our national account customers with more than 1,600 branded and generic bulk pharmaceuticals that we purchase from pharmaceutical manufacturers on favorable terms. Our net revenues from these sales grew from $796.6 million in 2001 to $1,246.7 million in 2002, before dropping to $929.6 million in 2003. The reduction in 2003 relates to fewer attractively priced purchase opportunities, particularly from one supplier that accounted for approximately $554 million in sales during 2002 and approximately $83 million in 2003. As a result, we began to establish a broader business base in this trade class, increasing the number of suppliers, customers and the number of products we carry by more than 30%. We plan to continue our efforts to broaden and diversify the composition of sales in the national accounts trade class with the goal of replacing the lost business.

         Our industry is subject to regulations that require organizations that distribute or sell pharmaceuticals to trace the detailed history of products back to the manufacturer or an authorized distributor. We purchase the vast majority of our pharmaceuticals directly from manufacturers; the balance comes directly from authorized distributors or otherwise is obtained in accordance with applicable law. We believe our reputation and conservative business practices make us a desirable business partner for pharmaceutical manufacturers and national pharmacy chains.

         We use our longstanding manufacturer and national account relationships to provide services that benefit both our customers and our suppliers. We have developed and maintain the reputation and contacts that enable us to identify opportunities to purchase branded pharmaceuticals from manufacturers at attractive prices. In addition to our experience and expertise, we also employ sophisticated information and inventory management systems to project the demand for products in advance of purchasing them for distribution.

Additional Services

         Consistent with our strategy to offer a high level of customer service to our customers, we offer a number of proprietary information systems, marketing, and other business management solutions to help customers operate and grow their businesses profitably. Through our Tykon, Inc. subsidiary, we have developed and market a proprietary order entry and confirmation system to the drug distribution industry. We offer and fully support these services from our distribution centers. Although we make these services available to all customers, our independent pharmacy customers profit most from these services and are the heaviest users. Our services and support provide independent and regional pharmacies with resources normally available only to larger businesses. In providing these resources, we believe that we enable them to operate more efficiently and competitively and that we increase our value to them.

         Principal elements of our service offering to our customers include:

         - Order entry and confirmation systems: These include RESOURCE(SM), a proprietary order entry/order confirmation system, based on Tykon's ORDER-LYNX software, that completely automates all order creation, transmission and confirmation operations, and PARTNERS(SM), a fully automated and customizable replenishment software system which helps pharmacies more efficiently coordinate product supply and demand. These proprietary order entry and confirmation systems help customers improve their margins and significantly reduce their working capital needs through effective inventory management.

         - Dispensing management systems: SCRIPTMASTER(R) gives customers computerized order entry, point-of-sale capabilities, inventory control, patient histories, drug interactions and pharmacy reimbursement. This service provides pharmacies with cost savings and enhanced efficiencies as well as manufacturers with valuable prescription histories.

         - Merchandising and marketing services: Under our MedPlus(R)identity program, we plan and coordinate cooperative advertising programs for our customers and provide various promotional products, including single-source generics from leading pharmaceutical manufacturers at highly competitive prices. MedPlus(R)also offers new product introduction programs, point-of-sale materials, calendars, blood pressure testing units, automatic new product distribution, rack jobbing, store fixtures and retail employee training programs. Other services offered under MedPlus(R)include: retail merchandising, inventory management systems, electronic order entry, shelf labels and price stickers, private label products, monthly feature promotions, home healthcare marketing programs, store layout assistance, business management reports, pharmacy computer systems and monthly catalogs.

OPERATIONS

         We are an organization of locally managed pharmaceutical wholesale distribution centers. Each distribution center has its own executive, sales and operations staff. Management compensation at each center is determined by that center's operating results. These operations use our corporate staff for procurement, marketing, financial, legal and executive management resources; the corporate staff also manages assets and working capital. Our decentralized sales and distribution network, combined with our centralized procurement and corporate support, enable us to provide high levels of specialized customer service while minimizing administrative expenses and maximizing volume discounts for product purchases.

         Our distribution centers include computer systems and sophisticated materials handling equipment for receiving, storing and distributing large quantities and varieties of products. We continuously seek to improve our warehouse automation technologies to maximize operational efficiencies on a cost-effective basis. Our distribution centers receive virtually all orders electronically and, upon receipt, the warehouse-management system produces "picking documents" that contain product selection, loading and truck routing information. The system also provides customized price information (geared to the customers' local markets) or individual price stickers that accompany each shipment to facilitate the customers' item pricing. Our distribution centers can ship virtually all orders in less than 24 hours after customers place them. We deliver orders using our fleet of trucks and vans or contract carriers.

         In May 2003, we announced that construction had begun on an expansion of our Cape Girardeau, Missouri distribution center. We will add 60,000 square feet to the existing building to nearly double the size of the facility. In addition to expanding the facility size, we will install new automated machinery and equipment including sophisticated materials handling equipment for receiving, storing and distributing large quantities and varieties of products. We estimate completion of this expansion during the third quarter of fiscal 2004.

SALES AND MARKETING

         We employ sales and customer service representatives at each of our distribution centers. Our sales representatives receive regular training to continuously improve customer service and to provide them with the skills and resources for increasing business with existing customers and establishing new customer relationships. Each distribution center also maintains a telephone-based customer service department staffed with trained representatives who answer customer questions and solve problems.

         We focus our marketing efforts on developing and maintaining primary relationships with customers. Our sales force emphasizes frequent personal interaction with customers, who come to rely on our dependability and responsiveness, order accuracy and the breadth of our product line. Our customers also rely on our sales force for assistance with advertising, merchandising, stocking and inventory management.

         We believe that our distribution center-based service differentiates us from our national competitors; it is a key element in our marketing program. Our decentralized customer service staffs focus on developing relationships with customers, responding quickly to customer inquiries, and placing orders accurately and efficiently.

         In July 2003, we entered into an agreement with Parata Systems, LLC to become the exclusive distributor of their robotic dispensing system (RDS) for independent and regional pharmacies in a 23-state region and Puerto Rico. The Parata RDS is specifically designed to meet the needs of retail pharmacies by automating up to 150 prescriptions per hour. The RDS uses a bar-coded maintenance system to ensure accuracy and eliminate potential for operator error. Faced with shortages of qualified pharmacists and pharmacy technicians, the Parata RDS can be a significant tool to increase efficiency, effectiveness and accuracy, and provide pharmacists with more time for interactions with patients.

PURCHASING AND INVENTORY CONTROL

         We use sophisticated inventory control and purchasing software to track inventory, analyze demand history, and project future demand. Our system is designed to enhance profit margins by eliminating the manual ordering process, allowing for automatic inventory replenishment, and identifying inventory buying opportunities.

         We purchase products from approximately 1,200 suppliers. During 2003 and 2002, our 10 largest suppliers accounted for approximately 57% and 71%, respectively, of our purchases by dollar volume. Our largest supplier accounted for approximately 8% (by dollar volume) of our purchases during 2003 and approximately 22% (by dollar volume) of our purchases during 2002. The majority of our supply contracts are terminable by either party upon short notice and without penalty, a common industry practice. We believe that our relationships with our suppliers are strong.

MANAGEMENT INFORMATION SYSTEMS

         Each of our distribution centers operates as a distinct business with complete system functionality including sales order, inventory, and transportation management; customer service; accounts payable and receivable; general ledger; and financial reporting.

         We use the JD Edwards OneWorld(TM) product as our Enterprise Resource Planning (ERP) software package to integrate all these functions, which were previously maintained separately by each distribution center. Completed in July 2003, the new system consolidates operations in St. Louis and Cape Girardeau, Missouri, and provides us with significantly improved operations management and financial reporting systems.

BUYING GROUP

         In November 1995, we purchased 50% of Pharmaceutical Buyers, Inc.
(PBI), a Colorado-based group purchasing organization PBI, with over 3,000 member organizations, is one of the largest pharmaceutical group purchasing organizations in the United States. PBI's members include long-term care providers, home infusion providers and medical equipment distributors. In connection with our secondary stock offering in July 2001, we increased our ownership in PBI to 68%, and acquired an additional 2% in a subsequent transaction in August 2001. The resulting consolidation of PBI's operations increased our gross profit and gross margin percentage but had no effect on earnings per share. PBI represented 0.3% of our net sales in both 2003 and 2002 and 8.6% and 7.3% of our gross profit in 2003 and 2002, respectively.

COMPETITION

         The wholesale distribution of branded and generic pharmaceuticals and over-the-counter health and beauty aid products, is highly competitive. National and regional distributors compete primarily on the basis of service and price. Other competitive factors include delivery service, credit terms, breadth of product line, customer support, merchandising and marketing programs. We compete with national, regional, and other wholesale distributors, pharmaceutical manufacturers, generic pharmaceutical telemarketers and specialty distributors for product purchases and financial support in the form of trade credit from manufacturers. Certain of our competitors, including McKesson Corporation, AmerisourceBergen Corporation, and Cardinal Health, Inc., have significantly greater financial and marketing resources.

EMPLOYEES

         As of August 31, 2003, we employed 466 persons; 414 were full-time employees. Approximately 37 employees at our Minneapolis distribution center are covered by a collective bargaining agreement with the Miscellaneous Drivers, Helpers and Warehousemen's Union, Local 638, which expires in March 2004. Approximately 13 employees at our Jewett Drug Co. subsidiary are covered by a collective bargaining agreement with the General Drivers and Helpers Union Local 749, affiliated with the International Brotherhood of Teamsters, which expires February 29, 2004. We believe we have good employee relations.

FORWARD-LOOKING STATEMENTS

         Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such forward-looking statements are inherently subject to risks and uncertainties. The company's actual results could differ materially from those currently anticipated due to a number of factors, including without limitation, the competitive nature of the wholesale pharmaceutical distribution industry with many competitors having substantially greater resources than D&K Healthcare, the company's ability to maintain or improve its operating margins with the industry's competitive pricing pressures, the company's customers and suppliers generally having the right to terminate or reduce their purchases or shipments on relatively short notice, the availability of investment purchasing opportunities, the changing business and regulatory environment of the healthcare industry in which the company operates, including manufacturer's pricing or distribution policies or practices, changes in private and governmental reimbursement or in the delivery systems for healthcare products, changes in interest rates, and other factors set forth in reports and other documents filed by D&K Healthcare with the Securities and Exchange Commission from time to time. The reader should not place undue reliance on forward-looking statements, which speak only as of the date they are made. D&K Healthcare undertakes no obligation to publicly update or revise any forward-looking statements.

Item 2. Properties

         We conduct our business from a total of nine office, warehouse and satellite depot facilities:

       LOCATION                              DESCRIPTION                      SQUARE FOOTAGE
--------------------------------------------------------------------------------------------
Cape Girardeau, Missouri (1)          Distribution and administration             66,000
Lexington, Kentucky (1)               Distribution and administration             61,900
Minneapolis, Minnesota (2)            Distribution and administration             63,000
Aberdeen, South Dakota (1)            Distribution and administration             40,000
Weston, Florida (1)                   Distribution and administration             24,000
Owensboro, Kentucky (2)               Distribution and administration             34,000
Caguas, Puerto Rico (1                Distribution and administration              5,000
Boulder, Colorado (1)                 PBI headquarters                             5,500
St. Louis, Missouri (1)               Corporate offices                           31,765

------------
1) Leased.

2) Owned.

         We also maintain warehouse and satellite depot facilities in Missouri and Kentucky that enable us to efficiently distribute products on a timely basis. During fiscal 2004 we began expansion of our Cape Girardeau facility to add approximately 60,000 square feet to the current facility. In addition, in August 2003, we entered into a lease for a 70,100 square foot facility in Flower Mound, Texas, which is near Dallas. We expect this facility to be in operation by December 2003 and will replace the Weston, Florida facility. We believe our facilities are adequate to support our present business plans.

Item 3. Legal Proceedings

         No significant legal proceedings are pending against us.

Item 4. Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2003.

Item 4A. Executive Officers of the Registrant

         The name, age and position of each of our executive officers are set forth below.

         J. Hord Armstrong, III, 62, has served as Chairman of the Board, Chief Executive Officer and Treasurer, and a director since December 1987. Prior to joining us, Mr. Armstrong served as Vice President and Chief Financial Officer of Arch Mineral Corporation, a coal mining and sales corporation, from 1981 to 1987, and as its Treasurer from 1978 to 1981.

         Martin D. Wilson, 42, has served as President and Chief Operating Officer since January 1996, as Secretary from August 1993 to April 1999 and as a director since 1997. Mr. Wilson served as Executive Vice President, Finance and Administration from May 1995 to January 1996, as Vice President, Finance and Administration from April 1991 to

May 1995, and as Controller from March 1988 to April 1991. Prior to joining us, Mr. Wilson was associated with KPMG Peat Marwick, a public accounting firm. Mr. Wilson serves as a Trustee of the St. Louis College of Pharmacy.

         Thomas S. Hilton, 51, has served as Senior Vice President and Chief Financial Officer since January 1999. Between May 1980 and June 1998, Mr. Hilton was employed by the Peabody Group, a coal mining and sales corporation in a variety of management positions including Vice President and Treasurer from March 1993 to May 1995, and Vice President and Chief Financial Officer from May 1995 to June 1998.

         Leonard R. Benjamin, 53, has served as Vice President, General Counsel and Secretary since April 1999. Between January 1999 and April 1999, Mr. Benjamin was Assistant General Counsel of Innovex Corporation, a provider of sales forces to the pharmaceutical industry. Between October 1998 and January 1999, Mr. Benjamin was counsel to KWS&P/SFA Inc., a software provider to the pharmaceutical industry. Between April 1994 and July 1998, Mr. Benjamin was Associate General Counsel, then Vice President, General Counsel and Secretary to Walsh International Inc., a software provider to the pharmaceutical industry.

         Brian G. Landry, 47, has served as Vice President and Chief Information Officer since April 2000. Mr. Landry previously served as Vice President, information systems product management from April 1999 to April 2000 and as Vice President and General Manager of our Minneapolis distribution center from November 1996 to April 1999. From October 1992 to October 1996, Mr. Landry was employed by Cardinal Health as a general manager of a distribution center.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information set forth under the caption "Price Range Per Common Share" on the inside back cover of the registrant's 2003 Annual Report to Stockholders is incorporated herein by this reference.

         The following table contains certain information concerning shares of common stock of the company subject to options issued under our 1992 Long-term Incentive Plan (as amended), 1993 Stock Option Plan (as amended) and 2001 Long-term Incentive Plan. Our stockholders approved the 1992 Long-term
Incentive Plan and the 2001 Long-term Incentive Plan. The 1993 Stock Option Plan (the 1993 Plan) is for employees and certain others (not company directors or executive officers) who perform services for us and did not require shareholder approval. Under the 1993 Plan, we can grant options that do not qualify as incentive stock options at a price not less than fair market value of the company's common stock at the time of grant. The term of the options cannot exceed 10 years from the date of grant. There were 700,000 shares authorized under the 1993 Plan.

                                           EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR FUTURE
                                   NUMBER OF SECURITIES TO BE                                            ISSUANCE UNDER EQUITY
                                     ISSUED UPON EXERCISE OF          WEIGHTED-AVERAGE EXERCISE           COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
                                      WARRANTS AND RIGHTS                WARRANTS AND RIGHTS            REFLECTED IN COLUMN (a))
         PLAN CATEGORY                       (a)                                (b)                             (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by stockholders                    1,152,066                          $15.36                           604,636
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by stockholders                      136,250                          $12.04                                --
------------------------------------------------------------------------------------------------------------------------------------
             TOTAL                          1,288,316                          $15.01                           604,636
------------------------------------------------------------------------------------------------------------------------------------

Item 6. Selected Financial Data

         The information set forth under the caption "Financial Highlights" on the inside front cover of the registrant's 2003 Annual Report to Stockholders is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The table below sets forth certain statement of income data for the last three fiscal years expressed as a percentage of net sales and in comparison with the prior fiscal year. Unless otherwise indicated, for purposes of this discussion, all references to "2003," "2002," and "2001" shall mean the Company's fiscal years ended June 30, 2003, June 30, 2002, and June 30, 2001, respectively.

         The table below contains certain operations data for the last three years expressed as a percentage of net sales and in comparison with the prior year:

                                                                                        PERCENTAGE CHANGE FROM
                                            PERCENTAGE OF NET SALES                            PRIOR YEAR
                                   -------------------------------------------         --------------------------
                                     2003              2002             2001           2002-2003        2001-2002
                                   --------          --------         --------         ---------        ---------
Net sales                          100.00%           100.00%          100.00%            (9.4)%           49.1%
Gross profit                         4.08%             4.19%            4.18%           (11.8)%           49.4%
Total operating expenses            (2.44%)           (2.30%)          (2.54%)           (3.9)%           34.9%
                                   ------            ------           ------
Income from operations               1.64%             1.89%            1.64%           (21.5)%           72.0%
Interest expense, net               (0.48%)           (0.40%)          (0.73%)            9.7%           (18.7%)
Securitization termination costs    (0.09%)              --               --               NM               --
Other, net                          (0.00%)           (0.03%)           0.00%              NM               NM
Income tax provision                (0.41%)           (0.58%)          (0.36%)          (35.8)%          139.7%
Minority interest                   (0.03%)           (0.03%)           -                (3.4)%             NA
                                   ------            ------           ------
Net income before cumulative
 effect of accounting change         0.63%             0.86%            0.56%           (33.8)%          130.3%
Cumulative effect of
 accounting change, net             (0.19%)                --             --               NM               --
                                   ------            ------           ------
Net income                           0.44%             0.86%            0.56%           (54.0)%          130.3%
                                   ======            ======           ======

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2002

         NET SALES Net sales decreased $230.4 million to $2.223 billion, or 9.4%, 2003, compared to the corresponding period of the prior year. The sales decline was in the national accounts trade class and related to fewer attractively priced purchase opportunities. Sales to independent and regional pharmacies increased $67.1 million to $1.156 billion, or 6.2%, primarily as a result of the net increase in sales to existing customers. National accounts sales decreased $317.1 million to $929.6 million, or 25.4%, compared to 2002 related to fewer attractively priced purchase opportunities of approximately $554 million partially offset by sales to new customers of approximately $235 million. Sales to other healthcare providers increased $18.8 million to $126.3 million, or 17.5% as a result of new customers.

         During 2003 we made no dock-to-dock sales, which historically were not included in net sales due to our accounting policy of recording only the commission on such transactions as a reduction to cost of sales in our consolidated statements of operations. Dock-to-dock sales represent bulk sales of pharmaceuticals to self-warehousing chain pharmacies for which we act only as an intermediary in the order and subsequent delivery of products to the customers' warehouses. The commission on dock-to-dock sales is typically lower than the gross profit realized on sales of products from inventory. Dock-to-dock sales were $70.5 million during 2002.

         GROSS PROFIT Gross profit decreased $12.1 million to $90.7 million, or 11.8%, for 2003, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.19% to 4.08% for 2003, compared to the corresponding period of the prior year. The decrease in gross margin percentage was due to the impact on our prices of the competitive forces in the business.

         OPERATING EXPENSES Operating expenses (including depreciation and amortization) decreased $2.2 million to $54.3 million, or 3.9%, for 2003 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales for 2003 was 2.44%, a 14 basis point increase from the comparable period of the prior year. The decrease in operating expenses resulted from the elimination of approximately $2.5 million of goodwill amortization related to our adoption of SFAS 142, offset by higher depreciation expense of approximately $0.4 million related to the new ERP computer system that was fully implemented during 2003. The ratio of operating expense to net sales increased due to the decrease in national accounts sales.

         INTEREST EXPENSE, NET Net interest expense increased $0.9 million to $10.7 million, or 9.7%, for 2003, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.48% from 0.40% for 2003, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels driven by higher average investment in inventory.

         SECURITIZATION TERMINATION COSTS In March 2003, we entered into a new credit facility that resulted in the termination of the existing accounts receivable securitization agreement. As a result, a one-time charge of $2.0 million was incurred during the third quarter of 2003. These costs were associated with eliminating a $50 million fixed rate component of the accounts receivable securitization program.

         INCOME TAX PROVISION Our effective income tax rate was 38.2% for 2003 compared to 39.3% for the corresponding period of the prior year. These rates were different from the statutory blended federal and state rates primarily because of the impact of state income taxes. Our effective rate is lower than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

         MINORITY INTEREST Minority interest remained at $0.7 million for 2003. We began recording minority interest during 2002 as a result of our additional investment in PBI in July 2001.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET As a result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", we recognized an impairment loss of approximately $7.0 million ($4.2 million net of tax) during the first quarter of 2003. This impairment results from an appraisal valuation and relates to goodwill originally established for the acquisition of Jewett Drug Co.

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2001

         NET SALES Net sales increased $807.8 million to $2.454 billion, or 49.1% for 2002 compared with the prior year, with growth primarily from independent and regional pharmacies and from national accounts. Sales to independent and regional pharmacies increased $346.7 million to $1.095 billion, or 46.3%, a result of the addition of DHI for a full year with $180.0 million of net sales with the balance of the increase split relatively evenly between increase in sales to existing customers and the addition of new customers. National accounts sales increased $450.0 million to $1.247 billion, or 56.5% in 2002; we used proceeds from our equity offering primarily to capitalize on opportunities in this trade class. Sales to other healthcare providers increased $3.6 million to $101.7 million, or 3.6% .

         We made replenishment purchases and investment purchases with our largest supplier in 2002, including both forward purchasing and attractively priced purchasing opportunities. We continue to make replenishment and forward purchases, but do not anticipate any attractively priced purchasing opportunities in the near future, with this supplier.

         In addition, we made $70.5 million in dock-to-dock sales in 2002 that are not included in net sales. It is our accounting policy to record only the commission on such transactions as a reduction to cost of sales in our consolidated statements of operations. Dock-to-dock sales represent bulk pharmaceutical sales delivered from manufacturers directly to self-warehousing chain pharmacies; we act only as an intermediary. Our commission on dock-to-dock sales is typically lower than the gross profit we realize on sales of products from inventory. Dock-to-dock sales were $85.1 million during 2001.

         GROSS PROFIT Gross profit increased $34.0 million to $102.8 million, or 49.4% for 2002 compared with the prior year. As a percentage of net sales, gross margin increased from 4.18% to 4.19% for 2002 compared with the prior year. The slight increase in gross margin percentage, due to the inclusion of PBI, was partially offset by competitive forces and a slightly higher mix of national accounts, which normally have lower gross margins.

         OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $14.6 million to $56.5 million, or 34.9% for 2002 compared with the prior year. The ratio of operating expenses to net sales for 2002 was 2.30%, a 9.4% decrease from 2001. The increase in operating expenses included the addition of DHI and PBI operating expenses of $9.2 million, higher sales-based compensation of $2.1 million, and higher depreciation expense of $1.0 million related to portions of the implementation of the ERP computer system. The ratio of operating expense to net sales fell because national accounts, which grew in 2002, have lower incremental operating costs.

         INTEREST EXPENSE, NET Net interest expense decreased $2.2 million to $9.7 million, or 18.7% for 2002 compared with the prior year. As a percentage of net sales, net interest expense decreased to 0.40% from 0.72% for 2002 compared with 2001. The decrease in net interest expense was primarily the result of lower average borrowing rates.

         INCOME TAX PROVISION Our effective income tax rate was 39.3% for 2002 compared with 39.2% for 2001. These rates differed from statutory blended federal and state rates primarily because the amortization of intangible assets was not deductible for federal and state income tax purposes. Our effective rate was slightly higher than the corresponding period in 2001 due to the impact of the sales mix on the blended state income tax rate.

         MINORITY INTEREST We began recording minority interest during 2002 as a result of our additional investment in PBI in July 2001. Prior to 2002, we accounted for our investment under the equity method and recorded our portion of the PBI earnings accordingly.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2003, the Company entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased our available credit from $430 million to $600 million. The new single credit facility replaced a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula). Total credit available at June 30, 2003 was approximately $256 million of which approximately $126 million was unused. The interest rate on the new credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.36% at June 30, 2003.

         Under the terms of the credit facility , we are required to comply with certain financial covenants, including those related to a fixed charge coverage ratio and tangible net worth. We are also limited in our ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of its lenders. We are in compliance with the debt covenants as of June 30, 2003.

         The new credit facility resulted in the termination of the existing accounts receivable securitization agreement. As a result, a one-time charge of $2.0 million was incurred during the third fiscal quarter of 2003. These costs were associated with eliminating a $50 million fixed rate component of the accounts receivable securitization program that had an interest rate of 4.85%. Under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") the accounts receivable sold under the agreement were removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold were $120.0 million at June 30, 2002.

         We generally meet our working capital requirements through a combination of internally generated funds, borrowings under the revolving line of credit and trade credit from our suppliers.

         We use the following ratios as key indicators of our liquidity and working capital management:

                            JUNE 30,        JUNE 30,
                              2003            2002
                           ----------      -----------
Working capital (000s)     $  215,639      $   182,636
Current ratio               2.14 to 1        1.79 to 1

         Working capital is total current assets less total current liabilities on our balance sheet. The current ratio is calculated by dividing total current assets by total current liabilities.

         Working capital and current ratio at June 30, 2003 are higher than June 30, 2002 levels. Receivables increased as a result of the termination of the securitization program combined with decreases in both inventory and accounts payable that are tied to timing of inventory receipts and related payments.

         We invested $2.4 million in capital assets in 2003 compared with $3.4 million in 2002. The 2003 expenditures were primarily related to leasehold improvements associated with our new corporate offices. The 2002 expenditures were primarily related to implementing the ERP computer system. This system integrates sales order, inventory, and transportation management, customer service, accounts payable and receivable, general ledger, and financial reporting. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

         Net cash outflows from financing activities totaled $58.7 million for 2003 with net cash inflows of $61.0 million in 2002. During 2003, repayments under our revolving line of credit related to the decrease in inventory levels combined with our purchase of treasury stock produced this result. During 2002, proceeds from our secondary stock offering were partially offset by increased repayments under our revolving credit agreement.

         Stockholders' equity increased to $170.1 million at June 30, 2003 from $167.4 million at June 30, 2002, due to the net earnings during the period offset by the impact of our purchase of treasury stock during the year. We believe that funds available under the new credit facility , together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.

INFLATION

         We prepare our consolidated financial statements on the basis of historical costs and they do not reflect changes in the relative purchasing power of the dollar. Because we take advantage of purchasing opportunities in anticipation of price increases (forward purchasing), we believe that our gross profits generally increase when manufacturers increase the prices of products we distribute. Our gross profits may decline if manufacturers increase prices more slowly.

         Generally, we pass price increases through to customers, therefore reducing the negative effect of inflation. During the past three years, we have offset other non-inventory cost increases such as payroll, supplies and services by increasing volume and improving productivity.

RECENT TRENDS

         Sales in the national accounts trade class declined in 2003 reflecting the impact of fewer attractively priced purchase opportunities, particularly from one supplier, and the impact of fewer product price increases. Sales in the national accounts trade class have fallen below expectations in the first two months of 2004, as fewer than anticipated product price increases enacted by pharmaceutical manufacturers have resulted in lower activity in this trade class. Changes in manufacturers' inventory management practices resulting in reduced availability of product have also impacted revenues in this trade class.

         Fewer than anticipated product price increases also resulted in lower gross profit margin in the independent and regional pharmacies trade class during the first two months of 2004. However, during this period sales trends in the trade class show continued growth, with sales increases of approximately 10%, which partially offsets the effect of lower gross profit margins. The company believes this sales growth reflects improved regional and independent retail pharmacy industry sales trends in the company's service territory and the impact of new business.

CRITICAL ACCOUNTING POLICIES

         The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies include the following: (1) inventory valuation; (2) accounts receivable; (3) valuation of goodwill and other intangible assets (4) accounting for stock options; and (5) our former accounts receivable securitization program. We also have other key accounting policies including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective as the others listed above, or are less likely to have a significant impact on our reported results of operations for a given period. For additional information, see Note 1 "Summary of Significant Accounting Policies" in Item 8 of Part II, "Financial Statements and Supplementary Data," of this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Inventory Valuation

         Inventories consist of pharmaceutical drugs and related over-the-counter items, which are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. We record provisions for inventory reserves as part of cost of sales. A change in our inventory reserves of $250,000 would impact our diluted earnings per share by approximately $0.01 based on shares outstanding at June 30, 2003.

Accounts Receivable

         We perform ongoing credit evaluations of our customers, including reviews of their current credit information, and we adjust credit limits based upon their payment histories and current credit worthiness. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues we have identified. However, our ultimate ability to collect receivables depends on the individual customer's financial condition, which can change rapidly and without warning.

Valuation of Goodwill and Intangible Assets

         We review goodwill and certain identifiable intangible assets when events or circumstances indicate that the net book value may not be recoverable. Effective with our adoption of SFAS No. 142,"Goodwill and Other Intangible Assets" in July 2002, we are no longer amortizing goodwill and intangible assets that have indefinite lives but will test them annually for impairment, or more frequently if circumstances indicate potential impairment. We will continue to amortize other intangible assets over their estimated useful lives.

Stock Options

         We account for employee-based stock compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, we record compensation expense based on a stock option's intrinsic value, which is the difference between a stock's market value and the exercise price at the date of grant. As we generally grant stock options at market value at the date of the grant, our compensation expense as a result of option grants has been nominal. An alternative to APB No. 25 used by many companies in accounting for stock options is SFAS No.123, "Stock-Based Compensation." SFAS No. 123 uses the fair value method in valuing stock options and requires expensing of such values. Companies determine fair value based on an option-pricing model, with the Black-Scholes model used most commonly. These pricing models require using several estimates including the expected life of the option, volatility of common stock, dividend yields (including estimates of future dividends and market values of common stock), risk-free interest rates and employee turnover. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect the method used has on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will continue to account for stock-based compensation using the intrinsic value method and have adopted the disclosure requirements prescribed by SFAS 148. The additional required disclosures have been provided in Note 1 to the consolidated financial statements.

Accounts Receivable Securitization Program

         We and our wholly owned, bankruptcy-remote subsidiary ("Seller") had an accounts receivable securitization program until its termination in March 2003. Under the program, undivided interests in a pool of eligible trade receivables that were contributed to the Seller were sold, without recourse, to a multi-seller, asset backed commercial paper conduit ("Conduit"). Purchases by the Conduit were financed with the sale of highly rated commercial paper. The Company utilized proceeds from the sale of its accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. Under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140) the securitization transactions were recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The Seller was a separate legal entity from the Company. The Seller's assets were available first and foremost to satisfy the claims of its creditors. Eligible receivables, as defined in the securitization agreement, consisted of trade receivables from our subsidiaries, excluding non-pharmaceutical receivables, reduced for certain items, including past due balances and concentration limits. Of the eligible pool of receivables contributed to the Seller, undivided interests in only a portion of the pool were sold to the Conduit. The portion of eligible receivables not sold to the Conduit remained an asset of the Seller. The Seller's interest in these receivables was subordinate to the Conduit's interest in the event of default under the securitization agreement. We terminated this program in March 2003 in connection with the new debt agreements entered into at that time. Under this agreement, we were required to buy back any accounts receivable that were determined to be uncollectable. As a result, there was no significant change in our reserve for bad debts as a result of the termination of this program.

NEW ACCOUNTING STANDARDS

         In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to adopt this standard for fiscal years beginning after December 15, 2002. We currently do not plan to change to the fair value method of accounting for stock-based employee compensation but will comply with the disclosure requirements of this standard.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB's Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We believe that the adoption of SFAS 149 will not have a material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and affects an issuer's accounting for (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, (2) instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, or (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of SFAS 150 will not have a material impact on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The disclosure requirements of FIN 45 are effective for our 2003 consolidated financial statements and are included in our quarterly financial statements beginning with the quarter ending December 31, 2002. For applicable guarantees issued after January 1, 2003, FIN 45 requires that a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. Our adoption of the FIN 45 accounting requirements did not have a material effect on our financial condition or results of operations.

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 applies to financial statements to be issued after 2002; however, disclosures are required currently if any variable interest entities are expected to be consolidated. We do not have any entities that will be consolidated as a result of FIN 46.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings during 2003, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.6 million in annual interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations. Our hedging arrangements at June 30, 2003 are described more fully in the footnotes to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

                                                                                           PAGE
                                                                                           ----
Independent Auditors' Report                                                              Page 18
Consolidated Balance Sheets at June 30, 2003 and June 30, 2002                            Page 20
Consolidated Statements of Operations for the years ended June 30, 2003,
  June 30, 2002, and June 30, 2001                                                        Page 21
Consolidated Statements of Stockholders' Equity for the years
  Ended June 30, 2003, June 30, 2002, and June 30, 2001                                   Page 22
Consolidated Statements of Cash Flows for the years ended June 30, 2003,
  June 30, 2002, and June 30, 2001                                                        Page 23
Notes to Consolidated Financial Statements                                                Page 24

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
D&K Healthcare Resources, Inc.:

We have audited the accompanying consolidated balance sheets of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. The consolidated financial statements and the financial statement schedule of D&K Healthcare Resources, Inc. and subsidiaries for the year ended June 30, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the restatements described in Notes 1, 3, and 15 to the consolidated financial statements, in their report dated August 7, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries for the year ended June 30, 2001, as listed above, were audited by other auditors who have ceased operations. As described in Note 1, the Company declared a two-for-one stock split in the form of a stock dividend during the year ending June 30, 2002, and the amounts in the consolidated financial statements for the year ended June 30, 2001 relating to all share and per share amounts have been restated to retroactively reflect this stock split. We audited the adjustments that were applied to restate the share and per share amounts reflected in the June 30, 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the June 30, 2001 consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries other than with respect to such adjustments and, accordingly, do not express an opinion or any other form of assurance on the June 30, 2001 consolidated financial statements taken as a whole.

As discussed above, the consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries for the year ended June 30, 2001, as listed above, were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of July 1, 2002. In our opinion, the disclosures for the year ended June 30, 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the June 30, 2001 consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the June 30, 2001 consolidated financial statements taken as a whole.

As discussed above, the consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries for the year ended June 30, 2001, as listed above, were audited by other auditors who have ceased operations. As described in Note 15, the Company changed the composition of its reportable segments during the year ended June 30, 2003, and the amounts in the June 30, 2001 consolidated financial statements relating to reportable segments have been restated to conform to the June 30, 2003 composition of reportable segments. We have audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the June 30, 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the June 30, 2001 consolidated financial statements of D&K Healthcare Resources, Inc. and subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the June 30, 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

St. Louis, Missouri
August 6, 2003

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ALL SHARE AND PER SHARE AMOUNTS INCLUDED IN THIS REPORT AND IN THE CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL 2001 AND 2000 HAVE BEEN ADJUSTED TO RETROACTIVELY REFLECT A TWO-FOR-ONE STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND THAT OCCURRED IN FISCAL 2002.

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

/s/ Arthur Andersen LLP

St. Louis, Missouri
August 7, 2001

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

As of June 30, (in thousands, except share and per share data)
------------------------------------------------------------------------------------------------------------------------
                                                                                                  2003           2002
                                                                                               ----------     ----------
ASSETS
 Current Assets
  Cash (including restricted cash of $14,301 and $11,754 respectively)                         $   14,301     $   11,754
  Receivables, net of allowance for doubtful accounts of $1,604 and $1,374, respectively          122,982         31,217
  Inventories                                                                                     257,984        364,244
  Deferred income taxes                                                                             2,322            897
  Prepaid expenses and other current assets                                                         6,540          5,802
                                                                                               ----------     ----------
         Total current assets                                                                     404,129        413,914
Property and Equipment, net of accumulated depreciation and amortization of
  $10,673 and $9,536, respectively                                                                 11,140         11,104
Other Assets                                                                                       11,511          5,024
Goodwill, net of accumulated amortization                                                          44,105         51,131
Other Intangible Assets, net of accumulated amortization                                            1,810          1,965
                                                                                               ----------     ----------
         Total assets                                                                          $  472,695     $  483,138
                                                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Current maturities of long-term debt                                                         $    1,677     $    2,270
  Accounts payable                                                                                173,342        215,777
  Accrued expenses                                                                                 13,471         13,231
                                                                                               ----------     ----------
         Total current liabilities                                                                188,490        231,278
Long-term Liabilities                                                                               3,703          2,757
Deferred Income Taxes                                                                                  --            249
Long-term Debt                                                                                    110,423         81,457
                                                                                               ----------     ----------
         Total liabilities                                                                        302,616        315,741
Stockholders' Equity
  Preferred stock                                                                                      --             --
  Common stock                                                                                        152            151
  Paid-in capital                                                                                 124,704        124,089
     Accumulated other comprehensive loss                                                          (1,371)          (887)
     Deferred compensation - restricted stock                                                        (411)            --
     Retained earnings                                                                             58,415         49,590
     Less treasury stock                                                                          (11,410)        (5,546)
                                                                                               ----------     ----------
         Total stockholders' equity                                                               170,079        167,397
                                                                                               ----------     ----------
         Total liabilities and stockholders' equity                                            $  472,695     $  483,138
                                                                                               ==========     ==========

Preferred stock has no par value; 1 million shares are authorized. In 2003 and 2002, no shares were issued or outstanding.

Common stock has a par value of $.01 per share; 25 million shares are authorized; 15,177,100 and 15,146,602 shares were issued at June 30,2003 and 2002, respectively. At June 30, 2003, 13,984,300 shares were outstanding and 1,192,800 shares were held in treasury. At June 30 2002, 14,553,802 shares were outstanding and 592,800 shares were held in treasury.

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended June 30,  (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------
                                                                        2003             2002             2001
                                                                    ------------     ------------     ------------
Net Sales                                                           $  2,223,388     $  2,453,748     $  1,645,993
Cost of Sales                                                          2,132,689        2,350,917        1,577,169
                                                                    ------------     ------------     ------------
     Gross profit                                                         90,699          102,831           68,824
Depreciation and Amortization                                              2,492            4,453            3,428
Operating Expenses                                                        51,820           52,039           38,450
                                                                    ------------     ------------     ------------
     Income from operations                                               36,387           46,339           26,946
                                                                    ------------     ------------     ------------
Other Income (Expense):
     Interest expense                                                    (11,070)         (10,386)         (13,311)
     Interest income                                                         410              667            1,352
     Securitization termination costs                                     (2,008)              --               --
     Equity in net income of PBI                                              --               --              607
     Other, net                                                              (13)            (710)            (563)
                                                                    ------------     ------------     ------------
                                                                         (12,681)         (10,429)         (11,915)
                                                                    ------------     ------------     ------------
     Income before income tax provision and minority interest             23,706           35,910           15,031
Income Tax Provision                                                      (9,058)         (14,113)          (5,887)
Minority Interest                                                           (713)            (738)              --
                                                                    ------------     ------------     ------------
     Net income before cumulative effect of accounting change             13,935           21,059            9,144
                                                                    ------------     ------------     ------------
Cumulative effect of accounting change, net                               (4,249)              --               --
                                                                    ------------     ------------     ------------
Net income                                                          $      9,686     $     21,059     $      9,144
                                                                    ============     ============     ============

Earnings Per Share - Basic
Net income before cumulative effect of accounting change            $       0.98     $       1.48     $       1.08
Cumulative effect of accounting change                                     (0.30)              --               --
                                                                    ------------     ------------     ------------
Net income                                                          $       0.68     $       1.48     $       1.08
                                                                    ============     ============     ============

Earnings Per Share - Diluted
Net income before cumulative effect of accounting change            $       0.95     $       1.42     $       1.01
Cumulative effect of accounting change                                     (0.30)              --               --
                                                                    ------------     ------------     ------------
Net income                                                          $       0.65     $       1.42     $       1.01
                                                                    ============     ============     ============

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     ACCUMULATED     DEFERRED
                                                                        OTHER      COMPENSATION-
                                                 COMMON    PAID-IN  COMPREHENSIVE   RESTRICTED    RETAINED   TREASURY
                                                  STOCK    CAPITAL       LOSS          STOCK      EARNINGS     STOCK       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                         $    45  $ 30,335    $    --         $  --       $ 20,431   $ (5,546)   $  45,265
  Comprehensive income:
       Net income                                     --        --         --            --          9,144         --        9,144
  Change in value of cash flow hedge,
       net of $227 tax benefit                        --        --       (356)           --             --         --         (356)
                                                                                                                         ---------
           Total comprehensive income                                                                                        8,788
  Stock options exercised, including tax
       benefit                                         2     3,671         --            --             --         --        3,673
  Dividends paid ($0.05/share)                        --        --         --            --           (216)        --         (216)
                                                 ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                         $    47  $ 34,006    $  (356)        $  --       $ 29,359   $ (5,546)   $  57,510
  Comprehensive income:
       Net income                                     --        --         --            --         21,059         --       21,059
  Change in value of cash flow hedge,
       net of $347 tax benefit                        --        --       (531)           --             --         --         (531)
                                                                                                                         ---------
       Total comprehensive income                                                                                           20,528
  Secondary stock offering                            24    76,838         --            --             --         --       76,862
  Shares issued upon acquisition of PBI                2     6,905         --            --             --         --        6,907
  Stock options exercised, including tax
       benefit                                         3     6,340         --            --             --         --        6,343
  Stock split in the form of a stock dividend         75        --         --            --            (75)        --           --
  Dividends paid ($0.0525/share)                      --        --         --            --           (753)        --         (753)
                                                 ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                         $   151  $124,089    $  (887)        $  --       $ 49,590   $ (5,546)   $ 167,397
  Comprehensive income:
       Net income                                     --        --         --            --          9,686         --        9,686
  Change in value of cash flow hedge,
       net of $318 tax benefit                        --        --       (484)           --             --         --         (484)
                                                                                                                         ---------
           Total comprehensive income                                                                                        9,202
  Issuance of restricted stock                         1       615         --          (616)            --         --           --
  Deferred compensation amortization -
       restricted stock                               --        --         --           205             --         --          205
  Treasury stock purchases                            --        --         --            --             --     (5,864)      (5,864)
  Dividends paid ($0.06/share)                        --        --         --            --           (861)        --         (861)
                                                 ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                         $   152  $124,704    $(1,371)        $(411)      $ 58,415   $(11,410)   $ 170,079
                                                 =================================================================================

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30,  (in thousands)
------------------------------------------------------------------------------------------------------------------
                                                                          2003            2002            2001
                                                                       -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $     9,686     $    21,059     $     9,144
  Adjustments to reconcile net income to net cash
     flows from operating activities--
       Depreciation and amortization                                         2,492           4,453           3,428
       Amortization of debt issuance costs                                   1,425           1,096           1,126
       Loss / (gain) from sale of assets                                        (3)            333             (57)
       Equity in net income of PBI                                              --              --            (607)
       Deferred income taxes                                                (3,463)         (1,796)         (1,653)
       Cumulative effect of accounting change, net                           4,249              --              --
       Decrease (increase) in receivables, net                             (11,765)         15,478          (5,577)
       (Increase) decrease in inventories                                  106,260        (149,204)          2,472
       Increase in prepaid expenses and other
         current assets                                                     (1,816)         (5,576)           (722)
       Increase (decrease) in accounts payable                             (42,435)         56,626           7,519
       Increase in accrued expenses                                          3,006           4,419           3,972
       Other, net                                                           (3,839)         (1,500)            925
                                                                       -----------     -----------     -----------
         Net cash flows from operating activities                           63,797         (54,612)         19,970
                                                                       -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for acquisitions, net of cash acquired                               --             961          (9,037)
  Investment in other assets                                                  (200)           (200)           (650)
  Cash dividend from PBI                                                        --              --             450
  Purchases of property and equipment                                       (2,371)         (3,445)         (3,450)
  Proceeds from sale of assets                                                   3             543              57
                                                                       -----------     -----------     -----------
         Net cash flows from investing activities                           (2,568)         (2,141)        (12,630)
                                                                       -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under revolving line of credit                              1,158,172         896,667         662,183
  Repayments under revolving line of credit                             (1,128,602)       (912,752)       (667,023)
  Repurchase of receivables under securitization agreement                 (80,000)             --              --
  Proceeds from secondary stock offering                                        --          76,862              --
  Payments of long-term debt                                                  (948)           (757)            (17)
  Payments of capital lease obligations                                       (249)           (236)           (286)
  Proceeds from exercise of stock options                                       --           2,260           2,349
  Payment of dividends                                                        (861)           (753)           (216)
  Dividends paid by affiliates                                                (330)           (300)             --
  Purchase of treasury stock                                                (5,864)             --              --
  Payments of deferred debt costs                                               --              --            (475)
                                                                       -----------     -----------     -----------
       Net cash flows from financing activities                            (58,682)         60,991          (3,485)
                                                                       -----------     -----------     -----------
       Increase in cash                                                      2,547           4,238           3,855
Cash, beginning of period                                                   11,754           7,516           3,661
                                                                       -----------     -----------     -----------
Cash, end of period                                                    $    14,301     $    11,754     $     7,516
                                                                       -----------     -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for--
       Interest                                                        $     9,605     $     9,258     $    12,139
       Income taxes, net                                               $     7,241     $    11,076     $     7,168

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The consolidated financial statements include the accounts of all divisions and wholly owned and majority-owned subsidiaries of D&K Healthcare Resources, Inc. (the Company). All significant intercompany accounts and transactions are eliminated.

Fiscal Year

         The Company's fiscal year end is June 30. References to years relate to fiscal years rather than calendar years unless otherwise stated.

Concentration of Credit Risk

         The Company is a full-service, regional wholesale pharmaceutical drug distributor. From facilities in Missouri, Kentucky, Minnesota, South Dakota and Florida, the Company distributes a broad range of branded and generic pharmaceuticals and over-the-counter health and beauty aid products to its customers in more than 26 states. The Company is focused on serving the unique needs of independent and regional pharmacies.

         In 2003, sales to one customer represented approximately 9% of total net sales. In 2002, sales to one customer represented approximately 24% of total net sales. In 2001, sales to one customer represented approximately 16% of total net sales.

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

Revenue Recognition

         Revenue is recognized when products are shipped or services are provided to customers and the Company has no further obligation with respect to such products or services. Revenues as reflected in the accompanying consolidated statements of operations are net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when products are returned. Rebates received from suppliers are recognized as a reduction in cost of sales at the time the product is sold. Shipping and handling costs associated with the shipment of goods are recorded as operating expenses in the consolidated statements of operations which amounted to $4.6 million, $4.5 million and $3.7 million in 2003, 2002, and 2001, respectively.

         During 2002 and 2001, the Company had $70.5 million, and $85.1 million, respectively, of "dock-to-dock" sales, which are excluded from net sales due to the Company's policy of recording only the commission on such transactions as a reduction against cost of goods sold in the consolidated statements of operations. The Company had no dock-to-dock sales in 2003. Dock-to-dock sales represent large volume sales of pharmaceuticals to major self-warehousing retail chain pharmacies whereby the Company acts as an intermediary in the order and subsequent delivery of products to the customers' warehouses. Commissions earned by the Company on these sales were not significant in any year presented.

Stock-Based Compensation

         The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

         The Company generally grants its stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB 25, no compensation expense is recognized in the statements of income.

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

-----------------------------------------------------------------------------------------------------
                                                       2003               2002               2001
                                                   ------------       ------------       ------------
Risk free interest rates                                   3.05%              4.19%              4.81%
Expected life of options                              4.0 years          5.0 years          5.0 years

Volatility of stock price                                    61%                43%                46%
Expected dividend yield                                   0.002%             0.002%              0.01%
Fair value of options granted                      $      10.82       $      10.50       $       2.99

         Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the pro forma net income and earnings per share would have been as follows (in thousands, except per share data):

------------------------------------------------------------------------------------------------------------------------------
                                                                                       2003            2002            2001
                                                                                    ----------      ----------      ----------
Net income - as reported                                                            $    9,686      $   21,059      $    9,144
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of tax                                      (1,454)         (2,059)         (1,648)
Net income  - pro forma                                                             $    8,232      $   19,000      $    7,496
Earnings per share:
     Basic - as reported                                                            $     0.68      $     1.48      $     1.08
     Basic - pro forma                                                              $     0.58      $     1.33      $     0.88
     Diluted - as reported                                                          $     0.65      $     1.42      $     1.01
     Diluted - pro forma                                                            $     0.56      $     1.29      $     0.83

         These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

Restricted Cash

         Restricted cash of $14.3 million and $11.8 million, respectively, at June 30, 2003 and June 30, 2002, represents cash receipts from customers that must be used to reduce borrowings under the credit facility and are included in cash.

Receivables

         Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing receivables. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

Inventories

         Inventories consist of pharmaceutical drugs and related over-the-counter items, which are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves are established for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. Provisions for inventory reserves are recorded as part of cost of sales.

Property and Equipment

         Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are charged to operations primarily using the straight-line method over the shorter of the estimated useful lives of the various classes of assets, which vary from two to 30 years, or the lease term for leasehold improvements. For income tax purposes, accelerated depreciation methods are used. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

         Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets.

Impairment of Long-Lived Assets

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," establishes a single accounting model for long-lived assets to be disposed of. Adopting this standard did not have a material impact on the Company's consolidated financial statements.

         In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Prior to adopting SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed of."

Goodwill

         The Company accounts for goodwill under SFAS 142, "Goodwill and Other Intangible Assets," which requires the Company to review for impairment of goodwill on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed its goodwill impairment tests upon adoption of SFAS 142 and again as of April 30, 2003. Upon adoption of SFAS 142 on July 1, 2002, the Company ceased amortization of its existing net goodwill balance. Prior to adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. See Note 3 for further information regarding the adoption of SFAS 142 and the on-going impact.

Interest Rate Risk Management

         In accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to stockholders' equity through other comprehensive income. The Company does not use derivative instruments for trading or speculative purposes.

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis for income tax purposes. Deferred tax assets and liabilities are measured and recorded using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Book Overdrafts

         Accounts payable includes book overdrafts (outstanding checks) of $10.4 million and $17.1 million at June 30, 2003 and June 30, 2002, respectively.

Stockholders' Equity

         Treasury Stock. In May 1999, the board of directors authorized the repurchase of up to 600,000 shares of the Company's outstanding common stock. 592,800 shares were acquired in the open market during the twelve-month period from the date of authorization. In September 2002, the board of directors authorized the repurchase of up to 1.0 million shares. As of June 30, 2003, 600,000 shares had been repurchased.

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

         Stock Split. On March 13, 2002, the Company declared a two-for-one stock split in the form of a stock dividend that was distributed on April 12, 2002 to shareholders of record on March 29, 2002. All share and per share amounts included in the consolidated financial statements have been adjusted to retroactively reflect this stock split.

         Deferred compensation - restricted stock. The Company issued restricted shares of stock to certain key management personnel in 2003. This stock will vest three years from the date of grant. The Company recorded the cost of the stock at the time of grant as deferred compensation and will amortize this cost over the vesting period.

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

NOTE 2. ACQUISITIONS:

         In July 2001, as part of the secondary stock offering, the Company increased its ownership percentage in Pharmaceutical Buyers, Inc. (PBI) to 68% and in August 2001, acquired an additional 2%. These additions were accomplished with individuals exchanging PBI stock for shares of the Company's common stock. The aggregate purchase price was valued at $6.9 million based on the initial price of the secondary stock offering for the first increase and the closing price of the stock for the second increase. This arrangement was part of the original transaction when we acquired our initial 50% ownership interest. This transaction was accounted for under the purchase method of accounting. Goodwill recognized in this transaction amounted to $10.7 million, but is not deductible for tax purposes. Intangible assets other than goodwill recognized in this transaction amounted to $1.9 million and have a weighted-average useful life of approximately 15 years.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS:

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2002. Under the new statement, impairment should be tested at least annually at the reporting unit level using a two-step impairment test. The reporting unit is the same as or one level below the operating segment level as described in SFAS Statement 131, "Disclosures about Segments of an Enterprise and Related Information. Under step 1 of this approach, the fair value of the reporting unit as a whole is compared to the book value of the reporting unit (including goodwill) and, if a deficiency exists, impairment would need to be calculated. In step 2, the impairment is measured as the difference between the implied fair value of goodwill and its carrying amount. The implied fair value of goodwill is the difference between the fair value of the reporting unit as a whole and the fair value of the reporting unit's individual assets and liabilities, including any unrecognized intangible assets. Under this standard, goodwill and intangibles with indefinite lives are no longer amortized. A discounted cash flow model was used to determine the fair value of the Company's businesses for the purpose of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital.

         The effects of adopting the new standard on net income and earnings per share for the years ended June 30, 2003 and 2002 are:

(in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------
                                                 NET INCOME                    BASIC EPS                  DILUTED EPS
                                          -------------------------     -----------------------     -----------------------
                                           2003     2002     2001       2003     2002     2001      2003     2002     2001
                                          -------------------------     -----------------------     -----------------------
Net income                                $ 9,686  $21,059  $ 9,144     $0.68    $1.48    $1.08     $0.65    $1.42    $1.01
Add: cumulative effect of accounting
   change, net                              4,249       --       --      0.30       --       --      0.30       --       --
                                          -------------------------     -----------------------     -----------------------

Income before cumulative effect of
    accounting change                      13,935   21,059    9,144      0.98     1.48     1.08      0.95     1.42     1.01

Add: goodwill amortization, net of tax         --    1,580    1,256        --     0.11     0.15        --     0.11     0.14
                                          -------------------------     -----------------------     -----------------------

Income before cumulative effect of
    accounting change and goodwill
    amortization                          $13,935  $22,639  $10,400     $0.98    $1.59    $1.23     $0.95    $1.53    $1.15

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

         Changes to goodwill and intangible assets during the year ended June 30, 2003, including the effects of adopting the new accounting standard, are:
(in thousands)

---------------------------------------------------------------------------------------------------------------
                                                                                                     INTANGIBLE
                                                                                     GOODWILL          ASSETS
                                                                                     --------        ----------
Balance at June 30, 2002, net of accumulated amortization of $8,492 and $148         $51,131           $1,965
Write-off of goodwill recognized in  cumulative effect adjustment                     (7,026)              --
Amortization expense                                                                      --             (155)
                                                                                     -------           ------
Balance at June 30, 2003, net of  accumulated amortization                           $44,105           $1,810

         Intangible assets totaled $1.8 million, net of accumulated amortization of $307,000, at June 30, 2003. Of this amount, $214,000 represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses which are being amortized using the straight-line method over periods of 5 to 15 years with an approximate weighted-average amortization period of 12.5 years Amortization of intangible assets totaled $0.1 million in 2003 and is estimated to remain approximately the same for the next five years.

         Goodwill related to the wholesale drug distribution segment, net of amortization, was $32.3 and $39.3 million as of June 30, 2003 and June 30, 2002, respectively. Goodwill related to the PBI segment amounted to $10.4 million as of June 30, 2003 and June 30, 2002. Goodwill related to the Company's software segment amounted to $1.4 million as of June 30, 2003 and June 30, 2002. Other intangible assets related to the wholesale drug distribution segment, net of amortization, were $0.2 million as of June 30, 2003 and June 30, 2002, respectively. Other intangible assets related to the PBI segment amounted to $1.6 and $1.7 million as of June 30, 2003 and June 30, 2002, respectively. The Company's software segment has no intangible assets. The Company performed an annual review of its goodwill and other intangible assets as of April 30, 2003 and determined that no impairment existed.

NOTE 4. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following (in thousands):
-----------------------------------------------------------------------------------------------
                                                              JUNE 30, 2003       JUNE 30, 2002
                                                              -------------       -------------
Land                                                            $      320          $      320
Building and improvements                                            2,115               2,115
Fixtures and equipment                                              15,336              15,605
Leasehold improvements                                               3,634               2,082
Vehicles                                                               408                 518
                                                                ----------          ----------
                                                                    21,813              20,640
Less-Accumulated depreciation and amortization                     (10,673)             (9,536)
                                                                ----------          ----------
                                                                $   11,140          $   11,104
                                                                ==========          ==========

         Total depreciation and amortization relating to property and equipment was $2.3 million in 2003, $2.1 million in 2002, and $1.6 million in 2001. The Company leases certain properties under capital leases. Capital lease asset balances consist of buildings and equipment of $1.3 million at both June 30, 2003 and 2002. Related accumulated amortization amounted to approximately $502,000 and $358,000, respectively.

NOTE 5. INVESTMENT IN PBI:

         In November 1995, the Company purchased approximately 50% of the capital stock of Pharmaceutical Buyers, Inc. ("PBI"), a Colorado-based group purchasing organization. Pursuant to the transaction, the Company acquired approximately 50% of the voting and non-voting common stock of PBI for $3.75 million in cash. The Company's investment in PBI was accounted for under the equity method until July 2001 at which time an additional 18% ownership interest was acquired and PBI was consolidated for financial reporting purposes. An additional 2% was acquired in August 2001 to bring the Company's total ownership to 70%. See Note 2 for further information on the acquisition of the additional 20% interest in PBI.

         In connection with its investment in PBI, the Company entered into an agreement pursuant to which MassMutual, which holds 30% of the capital stock of PBI, is entitled to exchange its capital stock of PBI with the Company at fair market value. The Company has the right, and it is its intention, to satisfy this exchange with cash. If the Company elects not to satisfy the exchange with cash, the Company could satisfy the exchange with shares of its common stock, in which case MassMutual would have certain registration rights.

NOTE 6. LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):
--------------------------------------------------------------------------------------------------------
                                                              JUNE 30, 2003                JUNE 30, 2002
                                                              -------------                -------------
Revolving line of credit with banks                            $    108,484                $     77,993
Other, including capital lease obligations                            3,616                       5,734
                                                               ------------                ------------
                                                                    112,100                      83,727
Less--Current maturities                                             (1,677)                     (2,270)
                                                               ------------                ------------
                                                               $    110,423                $     81,457
                                                               ============                ============

         On March 31, 2003, the Company entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased the Company's available credit from $430 million to $600 million. The new single credit facility replaced a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula). Total credit available at June 30, 2003 was approximately $256 million of which approximately $126 million was unused. The interest rate on the new credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.36% at June 30, 2003. The agreement expires in March 2007, and, therefore, the related debt has been classified as long-term. The Company is required to pay an annual facility fee, which was $100,000 in 2003. In addition, the Company is charged a monthly fee of 0.375% of the unused balance of the facility.

         The revolving line of credit in place at June 30, 2002 had a maximum borrowing capacity of $150 million, expiring in August 2005, which was replaced by the new $600 million credit facility Under the loan agreement, the total amount of loans and letters of credit outstanding at any time could not exceed the lesser of an amount based on percentages of eligible inventories (the borrowing base formula), or our maximum borrowing capacity under this agreement but may not be less than $20 million. The advances bore interest at a base rate of LIBOR plus 1.75%, or at the prime rate plus 0.25% per annum payable monthly. The Company was required to pay an annual facility fee of $807,000 in both 2003 and 2002. At June 30, 2002, the borrowing base formula amounted to $241.4 million. At June 30, 2002, the unused portion of the line of credit amounted to $71.3 million. The agreement was to expire August 7, 2005, and, therefore, the related debt had been classified as long-term. The revolving line of credit was secured by eligible inventories.

         The Company is required under the terms of its debt agreements to comply with certain financial covenants, including those related to fixed charge coverage ratio and tangible net worth. The Company is required to reduce borrowings by cash received. The Company also is limited in its ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of its lenders. The Company is in compliance with its debt covenants as of June 30, 2003.

         In June 2000, the Company entered into a $965,000 equipment financing arrangement with a five-year term ending July 2005. The arrangement provides for monthly payments bearing interest at LIBOR plus 1.95%. The equipment purchased with the proceeds secures this arrangement.

         At June 30, 2003, maturities of long-term debt, including capital lease obligations, were as follows (in thousands):

FISCAL YEAR ENDING JUNE 30,
---------------------------
           2004                         $  1,677
           2005                              526
           2006                            1,374
           2007                          108,523
           2008                               --
                                        --------
                                        $112,100
                                        ========

         At June 30, 2003 and June 30, 2002, the fair value of long-term debt approximated its current carrying value.

NOTE 7. ACCOUNTS RECEIVABLE SECURITIZATION:

         During 1999, the Company and its wholly owned, bankruptcy-remote subsidiary ("Seller") established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables, which had been sold on a non-recourse basis by the Company to the Seller, were then sold to a multi-seller, asset backed commercial paper conduit ("Conduit"). Purchases by the Conduit were financed with the sale of highly rated commercial paper. The Company utilized proceeds from the sale of its accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. Funding costs under this program were 4.85% on the first $50 million with the rate on the excess amounts equal to the commercial paper rate. Certain program fees totaled an additional 0.75%.

The Company's new $600 million credit facility, entered into in March 2003, resulted in the termination of the existing accounts receivable securitization agreement. As a result, a one-time charge of $2.0 million was incurred during the third fiscal quarter of 2003. These costs were associated with eliminating a $50 million fixed rate component of the accounts receivable securitization program that had an interest rate of 4.85%. At June 30, 2002, the securitization program had a maximum capacity of $150 million that was to expire in August 2005. The funding cost of the securitization program for fiscal year 2003, 2002 and 2001 was $2.1 million, $4.2 million and $6.0 million, respectively. In August 2002, this program was amended to increase the maximum capacity to $200 million.

         Under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") the securitization transactions had been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit were $120.0 million at June 30, 2002.

         The Seller was a separate legal entity from the Company. The Seller's assets were available first and foremost to satisfy the claims of its creditors. Eligible receivables, as defined in the securitization agreement, consisted of trade receivables from our subsidiaries, excluding non-pharmaceutical receivables, reduced for certain items, including past due balances and concentration limits. Of the eligible pool of receivables contributed to the Seller, undivided interests in only a portion of the pool were sold to the Conduit. The Seller's interest in these receivables was subordinate to the Conduit's interest in the event of default under the securitization agreement. The portion of eligible receivables not sold to the Conduit remained an asset of the Seller ($31.7 million as of June 30, 2002).

NOTE 8.       DERIVATIVE INSTRUMENTS:

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which was required to be adopted in years beginning after June 15, 2000. At June 30, 2003, the Company had recorded a long-term asset of approximately $114,000 and a long-term liability of approximately $2,035,000 relating to derivative instruments. At June 30, 2002, the Company had recorded long-term liabilities of approximately $1,461,000 related to the interest rate swap.

         Through an interest rate swap agreement, the Company effectively fixed the interest rate on $20 million of its revolving line of credit at a nominal rate of 6.19%. This interest rate derivative instrument has been designated as a cash flow hedge. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 and No. 138 allow derivative gains and losses to offset related results on hedged items in the consolidated statements of operations. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. During fiscal 2003 and 2002, approximately $484,000 (net of $318,000 of tax) and $531,000 (net of $347,000 of tax), was
recorded as other comprehensive loss, respectively.

         To hedge a portion of its exposure to variability in cash flows related to interest payments under the revolving credit facility, on March 28, 2003, the Company entered into a three-year interest rate cap agreement at a cost of $0.3 million. The notional amount of the instrument is $50 million and it caps the 30-day LIBOR rate at 3.5% in the first year, 4.25% in the second year and 5% in the third year. The Company's analysis of this hedge under SFAS No. 133, shows this to be an effective hedge. As such, any change in the intrinsic value of this instrument will be reported in accumulated other comprehensive loss. Any change in time value of this instrument will be reflected on its statement of operations.

NOTE 9.       COMMITMENTS AND CONTINGENCIES:

         The Company leases office and warehouse space and other equipment through noncancelable operating leases. Rental expense under operating leases was $3.4 million, $2.9 million, and $2.3 million in 2003, 2002, and 2001, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at June 30, 2003, are $19.2 million and payments during the succeeding five years are: 2004, $3.5 million; 2005, $2.9 million; 2006, $2.7 million; 2007, $1.9 million; 2008, $1.9 million; and thereafter $6.3 million.

         In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At June 30, 2003, the Company was party to standby letters of credit of $21.75 million and was the guarantor of certain customer obligations totaling approximately $500,000. On July 9, 2003, $21.0 million of the standby letters of credit were released when the related outstanding invoices were paid. Management does not expect any material losses to result from these off-balance-sheet items.

         There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. However, there can be no assurance that these claims and lawsuits will not have such an impact.

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

         In November 2001, the Board of Directors adopted, and the Company's shareholders approved, the 2001 Long Term Incentive Plan (the 2001 Plan). Under the 2001 Plan, the Committee may grant to directors, officers and key employees of the Company up to an aggregate of 1,000,000 incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the price of stock options, which may not be less than the fair market value on the date of grant. Stock options granted under the 2001 Plan vest over a three year period from the date of grant, and may be exercised no later than five years from the date of grant.

         The following tables summarize information about options at June 30, 2003:

                                           Options                                  Options Exercisable
                        -----------------------------------------------        ------------------------------
                                          Weighted
                                           Average
                                          Remaining         Weighted                              Weighted
Range of Exercise          Number        Contractual        Average               Number           Average
     Price              Outstanding         Life         Exercise Price        Exercisable     Exercise Price
-----------------------------------------------------------------------        ------------------------------
$1.875 to $6.900           540,616        7.11 years        $  6.17              507,285           $  6.15
$6.901 to $11.700          147,700        6.31 years        $  9.26               97,500           $  9.21
$11.701 to $16.500           5,000        4.88 years         $14.10                   --                --
$16.501 to $21.300         270,000        8.13 years         $20.66              270,000            $20.66
$12.301 to $26.100         157,000        4.34 years         $24.46               10,000            $24.18
$26.101 to $30.8550        168,000        3.68 years         $30.63               56,000            $30.63
                        ------------                                           -----------
                         1,288,316        6.44 years         $15.01              940,785            $12.28
                        ============                                           ===========

         Changes in options outstanding under the Company's stock option plans are as follows:

                                            Number of        Weighted Average
                                              Shares          Exercise Price
                                           -----------       ----------------
OUTSTANDING AT JUNE 30, 2000                  518,396        $           3.88
     Granted                                1,017,000                    6.81
     Exercised                               (430,000)                   5.46
     Forfeitures                              (52,000)                  10.55
                                           ----------        ----------------
OUTSTANDING AT JUNE 30, 2001                1,053,396                    5.69
     Granted                                  477,000                   24.09
     Exercised                               (424,946)                   4.75
     Forfeitures                              (13,334)                   6.50
                                           ----------        ----------------
OUTSTANDING AT JUNE 30, 2002                1,092,116                   13.69
     Granted                                  202,200                   20.47
     Exercised                                     --                      --
     Forfeitures                               (6,000)                 (30.86)
                                           ----------        ----------------
OUTSTANDING AT JUNE 30, 2003                1,288,316        $          15.01

         Stock options exercisable at June 30, 2003, June 30, 2002, and June 30, 2001 were 940,785, 874,773, and 857,396, respectively, with a weighted average exercise price of $12.28, $11.95, and $5.18, respectively. Shares available to be granted at June 30, 2003, June 30, 2002, and June 30, 2001 were 604,636,
841,000, and 212,138, respectively.

NOTE 11.      INCOME TAXES:

         The components of the income tax provision were as follows (in thousands):

                                            2003             2002              2001
                                          --------        ----------         --------
Current tax provision                     $  9,394        $  15,909          $  7,540
Deferred tax provision                        (336)          (1,796)           (1,653)
                                          --------        ---------          --------
Income tax provision                      $  9,058        $  14,113          $  5,887
                                          ========        =========          ========

         The actual income tax provision differs from the expected income tax provision, computed by applying the U.S. statutory Federal tax rates of 35.0%, 35.0%, and 34.3% in 2003, 2002 and 2001, respectively, to income before income tax provision, as follows (in thousands):

                                                                   2003            2002              2001
                                                                 -------         --------           -------
Expected income tax provision                                    $ 8,297         $ 12,569           $ 5,156
Amortization of intangible assets not deductible for income           --              120               210
tax purposes
Equity in net income of PBI not taxable for income tax                --               --              (242)
purposes
State income taxes, net of Federal benefit                           775            1,276               531
Other, net                                                           (14)             148               232
                                                                 -------         --------           -------
                                                                 $ 9,058         $ 14,113           $ 5,887
                                                                 =======         ========           =======

         At June 30, 2003 and June 30, 2002, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                   2003            2002
                                                                ---------        ---------
Deferred tax assets:
     Allowance for doubtful accounts                            $     641        $     473
     Accrued expenses                                               1,463            1,450
     Capital lease obligations                                         53              112
     Inventories                                                      909            1,048
     Net operating loss carryforwards                                 641              555
     Costs related to derivative instruments                          814              584
     Property and equipment                                            32               --
     Intangibles                                                      376               --
     Other                                                            334              617
                                                                --------------------------
     Total deferred tax assets                                  $   5,263        $   4,839
                                                                --------------------------
Deferred tax liabilities:
     Property and equipment                                     $      --        $    (256)
     Inventories                                                       --           (1,831)
     Intangibles                                                       --           (1,018)
     Prepaid expenses                                                (600)              --
     Accounts receivable                                               --             (156)
     Other                                                           (552)            (930)
                                                                --------------------------
         Total deferred tax liabilities                         $  (1,152)       $  (4,191)
                                                                --------------------------
     Net deferred tax assets                                    $   4,111        $     648

         The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code or individual states and if not utilized by the Company, the net operating loss carryforwards will expire beginning in 2007. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the benefit of these deductible differences will be realized.

NOTE 12.      EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution 401(k) plan covering substantially all of its employees. Plan participants may contribute up to 20% of their annual compensation, subject to certain limitations. The Company contribution is discretionary and was equivalent to 50% of employees' contributions up to a maximum contribution based on 6% of eligible compensation. Company match expenses related to the plan were $339,000 in 2003, $260,000 in 2002, and $234,000 in 2001. Jewett Drug Company (Jewett) had a defined contribution 401(k)/profit sharing plan covering substantially all of its employees prior to becoming part of the Company's 401(k) plan in January 2003. Jewett made a discretionary contribution of $100,000 to its plan in 2002 and 2001. Jewett also participates in the Central States Pension, a multi-employer pension plan, on behalf of its union employees in accordance with the union agreement. The expenses relating to this plan during 2003 and 2002 were approximately $24,000 and $21,000, respectively.

         The Company also has an executive retirement benefit plan, implemented in 1998, that provides supplemental pre-retirement life insurance plus supplemental retirement income to key executives. The life insurance benefit is calculated at three times the participant's annual salary. The retirement income benefit is provided through discretionary contributions to each participant's account, which vest 20% annually and are fully vested upon attaining age 65. Upon retirement, the accumulated account balance is paid to the participant over 15 years in quarterly benefit payments. The Company's expense related to the plan was $75,000 in 2002, and $241,000 in 2001. In July 2002, this plan was terminated with participants receiving their vested retirement income benefit balance in the plan. There was no income statement impact as a result of this termination. The life insurance benefit will continue for each participant.

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

                                                                              2003
                                                       ----------------------------------------------------
                                                          Income              Shares              Per-Share
                                                       (Numerator)        (Denominator)            Amount
                                                       ----------         ------------            ---------
BASIC EARNINGS PER SHARE:
     Net income available to common shareholders       $   13,935          14,327,646             $    0.98
         Cumulative effect of accounting change, net       (4,249)                 --                 (0.30)
                                                       ----------          ----------             ---------
                                                            9,686                                 $    0.68

EFFECT OF DILUTED SECURITIES:
     Options                                                   --             185,470
     Convertible securities                                  (182)                 --
                                                       ----------         ------------

DILUTED EARNINGS PER SHARE:
     Net income available to common shareholders
         plus assumed conversions                      $    9,504          14,513,116             $    0.65
                                                       ==========         ===========

                                                                              2002
                                                       ----------------------------------------------------
                                                          Income              Shares              Per-Share
                                                       (Numerator)        (Denominator)            Amount
                                                       ----------         ------------            ---------
BASIC EARNINGS PER SHARE:
     Net income available to common shareholders       $   21,059          14,246,751             $    1.48

EFFECT OF DILUTED SECURITIES:
     Options                                                   --             419,852
     Convertible securities                                  (169)             11,178
                                                       ----------         ------------
DILUTED EARNINGS PER SHARE:
     Net income available to common shareholders
         plus assumed conversions                      $   20,890          14,677,781             $    1.42
                                                       ==========         ===========

                                                                              2001
                                                       ----------------------------------------------------
                                                          Income              Shares              Per-Share
                                                       (Numerator)        (Denominator)            Amount
                                                       ----------         ------------            ---------
BASIC EARNINGS PER SHARE:
     Net income available to common shareholders       $    9,144           8,478,198             $    1.08

EFFECT OF DILUTED SECURITIES:
     Options                                                   --             253,316
     Convertible securities                                    95             400,000
                                                       ----------         ------------

DILUTED EARNINGS PER SHARE:
     Net income available to common shareholders
         plus assumed conversions                      $    9,239           9,131,514             $    1.01
                                                       ==========         ===========

NOTE 14.      EFFECT OF NEW ACCOUNTING STANDARDS:

         In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to adopt this standard for fiscal years beginning after December 15, 2002. The Company currently does not plan to change to the fair value method of accounting for stock-based employee compensation, but will comply with the disclosure requirements of this standard.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB's Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and affects an issuer's accounting for (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, (2) instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, or (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on its consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The disclosure requirements of FIN 45 are effective for our 2003 consolidated financial statements and have been included in our quarterly financial statements beginning with the quarter ending December 31, 2002. For applicable guarantees issued after January 1, 2003, FIN 45 requires that a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the FIN 45 accounting requirements did not have a material effect on the Company's financial condition or results of operations.

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued after 2002; however, disclosures are required currently if any variable interest entities are expected to be consolidated. The Company does not have any entities that will be consolidated as a result of FIN 46.

NOTE 15.      BUSINESS SEGMENTS:

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way public companies report information about operating segments that is consistent with that made available to management of the Company in allocating resources and assessing performance.

         After application of the aggregation criteria, the Company has three identifiable business segments, two of which, Wholesale drug distribution and PBI, meet the quantitative thresholds for separate disclosure prescribed in SFAS No. 131. Wholesale drug distribution is described in Note 1. The Company's ownership of PBI is a second segment. Two wholly owned software subsidiaries; Viking Computer Services, Inc. and Tykon, Inc. constitute the third segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. These software companies are combined as Software and Other in the table that follows.

         Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. Sales to independent and regional pharmacies consist of branded pharmaceuticals (approximately 90% of net sales in fiscal 2003), generic pharmaceuticals (approximately 7% of net sales in fiscal 2003) and over-the-counter health and beauty aid products (approximately 3% of net sales in fiscal 2003). Our national accounts business deals predominantly with branded pharmaceuticals. The Company operates principally in the United States. Intersegment sales have been recorded at amounts approximating market. Interest and corporate expenses are allocated to wholly owned subsidiaries only. Assets have been identified with the segment to which they relate.

                                                                              For the Years Ended
                                                                -------------------------------------------------
        (in thousands)                                          JUNE 30, 2003     JUNE 30, 2002     JUNE 30, 2001
                                                                -------------     -------------     -------------
Sales to unaffiliated customers -
     Wholesale drug distribution                                $   2,213,257     $   2,444,290     $   1,643,594
     PBI                                                                7,768             7,539                --
     Software and Other                                                 2,363             1,919             2,399
                                                                -------------     -------------     -------------
         TOTAL                                                  $   2,223,388     $   2,453,748     $   1,645,993
Intersegment sales --
     Wholesale drug distribution                                $          --     $          --     $          --
     PBI                                                                   --                --                --
     Software and Other                                                    --             1,197               891
     Intersegment eliminations                                             --            (1,197)             (891)
                                                                -------------     -------------     -------------
         TOTAL                                                  $          --     $          --     $          --
Gross profit --
     Wholesale drug distribution                                $      81,193     $      92,578     $      66,070
     PBI                                                                7,768             7,539                --
     Software and Other                                                 1,738             2,714             2,754
                                                                -------------     -------------     -------------
         TOTAL                                                  $     90,699      $   102,831       $     68,824
Depreciation and amortization --
     Wholesale drug distribution                                $       2,410     $       4,107     $       3,177
     PBI                                                                   47                97                --
     Software and Other                                                    35               249               527
     Less:  PBI amortization (1)                                           --                --              (276)
                                                                -------------     -------------     -------------
         TOTAL                                                  $       2,492     $       4,453     $       3,428
Interest expense -
     Wholesale drug distribution                                $      10,680     $       9,955     $      13,148
     PBI                                                                  336               380                --
     Software and Other                                                    54                51               163
                                                                -------------     -------------     -------------
         TOTAL                                                  $      11,070     $      10,386     $      13,311
Earnings before income tax provision -
     Wholesale drug distribution                                $      19,424     $      31,271     $      14,150
     PBI                                                                3,833             4,029                --
     Software and Other                                                   449               610               881
                                                                -------------     -------------     -------------
         TOTAL                                                  $      23,706     $      35,910     $      15,031
Purchases of property and equipment -
     Wholesale drug distribution                                $         679     $         988     $         555
     PBI                                                                   33                40                --
     Software and Other                                                     5                23                46
     Other unallocated Corporate amounts                                1,654             2,394             2,849
                                                                -------------     -------------     -------------
         TOTAL                                                  $       2,371     $       3,445     $       3,450
Identifiable assets -
     Wholesale drug distribution                                $     450,263     $     464,494     $     316,211
     PBI                                                                4,448             3,810                --
     Software and Other                                                 2,693             2,301             7,050
     Other unallocated Corporate amounts (2)                           15,291            12,533             6,943
                                                                -------------     -------------     -------------
         TOTAL                                                  $     472,695     $     483,138     $     330,204

(1) Amortization of PBI goodwill is netted against Equity in net income of PBI in the accompanying consolidated statement of operations in 2001.

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

NOTE 16.      QUARTERLY RESULTS (UNAUDITED)

         Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were as follows:

(in thousands, except per share data)                            2003 QUARTER                            2003
                                              ---------------------------------------------------     ----------
                                               FIRST         SECOND        THIRD          FOURTH         YEAR
                                              --------      --------      --------       --------     ----------
Net sales                                     $533,966      $530,843      $628,618       $529,961     $2,223,388
Gross profit                                    21,053        21,222        27,018         21,406         90,699
Net income (loss)                               (1,387)        2,675         4,235          4,163          9,686
Basic earnings per share                        ($0.09)     $   0.18      $   0.30       $   0.30     $     0.68
Diluted earnings per share                       (0.10)         0.18          0.29           0.29           0.65

(in thousands, except per share data)                            2002 QUARTER                           2002
                                              ---------------------------------------------------     ----------
                                               FIRST         SECOND        THIRD          FOURTH         YEAR
                                              --------      --------      --------       --------     ----------
Net sales                                     $529,091      $591,698      $695,241       $637,718     $2,453,748
Gross profit                                    21,858        24,495        30,347         26,131        102,831
Net income                                       3,586         4,642         7,302          5,529         21,059

Basic earnings per share                      $   0.26      $   0.33      $   0.51       $   0.38     $     1.48
Diluted earnings per share                        0.25          0.31          0.49           0.37           1.42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective June 11, 2002, the Board of Directors, upon recommendation of its audit committee, dismissed Arthur Andersen LLP ("Andersen") as the company's independent public accountants and engaged KPMG LLP ("KPMG") to serve as the principal accountant to audit the financial statements for 2003 and 2002. Andersen audited the financial statements for 2001, and served as principal accountant since 1989 until dismissed.

In connection with its audit for 2001, and during the subsequent interim period preceding the engagement of KPMG, we had no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Andersen's report on the financial statements for 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During 2001, and during the subsequent interim period preceding the engagement of KPMG, Andersen did not advise or indicate that it had reason to advise the company of any reportable event, as defined in Item 304(a) of Regulation S-K of the Exchange Act. We requested that Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in the Form 8-K filed on June 11, 2002. A copy of the letter, dated June 11, 2002, stated Andersen's agreement with the foregoing disclosures and was filed as Exhibit 16.1 to the Form 8-K filed on June 11, 2002.

         During the last two fiscal years, and during the subsequent interim period preceding the engagement of KPMG, the Registrant had not consulted KPMG regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or any other matter that would be required to be reported

Item 9a.      Controls and Procedures

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The information set forth under the caption "Election of Directors" in the Proxy Statement for our 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") is incorporated herein by this reference. We will file the 2003 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is in Part I of this report.

Item 11.      Executive Compensation

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the 2003 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, is incorporated herein by this reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the 2003 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, is incorporated herein by this reference.

Item 13.      Certain Relationships and Related Transactions

         The information set forth under the caption "Certain Transactions" in the 2003 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, is incorporated herein by this reference.

Item 14.      Principal Accountant Fees and Services

         A description of the fees paid to our independent auditors will be set forth in the section titled "Independent Public Accountants" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K

             (a)      (1)   Financial statements:  See Item 8 above.

                      (2) The following financial statement schedule and auditors' report thereon are included in Part IV of this report:
                                                                            Page
                            Schedule II - Valuation and Qualifying Accounts  42

                            Schedules other than those listed above have been omitted because they are either not required or not applicable or because the information is presented in the consolidated financial statements or the notes thereto.

                      (3)   Exhibits.

                              See Exhibit Index.

             (b) Reports on Form 8-K


                 On April 28, 2003, the registrant filed a Current Report on Form 8-K to furnish as an exhibit registrant's press release announcing its results for its fiscal 2003 third quarter and first nine months.

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

Date: September 29, 2003

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

Signature                           Title                                           Date
---------                           -----                                           ----
/s/ J. Hord Armstrong, III          Chairman, Chief Executive Officer,              September 29, 2003
-------------------------------     Treasurer and Director
J. Hord Armstrong, III

/s/ Martin D. Wilson                President, Chief Operating Officer              September 29, 2003
-------------------------------     and Director
Martin D. Wilson

/s/ Thomas S. Hilton                Senior Vice President, Chief Financial          September 29, 2003
-------------------------------     Officer (Principal financial and
Thomas S. Hilton                    accounting officer)


/s/ Richard F. Ford                 Director                                        September 29, 2003
-------------------------------
Richard F. Ford

/s/ Bryan H. Lawrence               Director                                        September 29, 2003
-------------------------------
Bryan H. Lawrence

/s/ Mary Ann Van Lokeren            Director                                        September 29, 2003
-------------------------------
Mary Ann Van Lokeren

/s/ Thomas F. Patton                Director                                        September 29, 2003
-------------------------------
Thomas F. Patton

/s/ Louis B. Susman                 Director                                        September 29, 2003
-------------------------------
Louis B. Susman

/s/ Harvey C. Jewett, IV            Director                                        September 29, 2003
-------------------------------
Harvey C. Jewett, IV

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR FISCAL 2001,
                          FISCAL 2002, AND FISCAL 2003

                                                               Additions
                                                    -----------------------------
                                   Balance at       Charged to                                            Balance at
                                   Beginning        Costs and                                               End of
        Description                of Period         Expenses        Acquisitions       Deductions          Period
----------------------------- -- -------------- -- ------------- --- -------------- -- --------------- -- -------------
Valuation Allowances for
Doubtful Receivables:

Fiscal Year 2001                  $ 1,411,000       $  436,000       $    670,000      $   (320,000)      $ 2,197,000
                                  ===========       ==========       ============      ============       ===========

Fiscal Year 2002                  $ 2,197,000       $  525,000       $         --      $ (1,348,000)      $ 1,374,000
                                  ===========       ==========       ============      ============       ===========

Fiscal Year 2003                  $ 1,374,000       $  230,000       $         --      $         --       $ 1,604,000
                                  ===========       ==========       ============      ============       ===========

                                  EXHIBIT INDEX

Exhibit No.                                  Description
-----------                                  ------------
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

                                  EXHIBIT INDEX

Exhibit No.                                  Description
-----------                                  -----------
  10.5b*            Third Amendment to Fifth Amended and Restated Loan and
                    Security Agreement, dated as of June 12,2001, by and among
                    Fleet Capital Corporation, the registrant, Jaron, Inc., and
                    Jewett Drug Co, filed as an exhibit to the registrant's
                    Current Report on Form 8-K dated June 14, 2001.

  10.5c*            Ninth Amendment to Fifth Amended and Restated Loan and
                    Security Agreement, dated July 9, 2002, by and among Fleet
                    Capital Corporation, the registrant, Jaron, Inc., and Jewett
                    Drug Co, Diversified Healthcare, LLC, and Medical and Vaccine
                    Products, Inc. filed as an exhibit to the registrant's Annual
                    Report on Form 10-K for the year ended June 30, 2002.

  10.5d*            Sixth Amended and Restated Loan and Security Agreement, dated
                    March 28, 2003, by and among Fleet Capital Corporation
                    (individually and as Agent for Lenders), registrant, Jewett
                    Drug Co., Diversified Healthcare, LLC, and Medical & Vaccine
                    Products, Inc. filed as an exhibit to the registrant's Current
                    Report on Form 8-K dated March 31, 2003.

  10.6*             Amended and Restated Receivables Purchase Agreement, dated
                    June 8, 2001, by and among D&K Receivables Corporation, the registrant, Blue Keel Funding, LLC, Market Street Funding
                    Corporation, PNC Bank, N.A. and Fleet National Bank, filed as an exhibit to the registrant's Current Report on Form 8-K dated June 14, 2001.

  10.6a*            Third Amendment to the Amended and Restated Receivables
                    Purchase Agreement, dated August 9, 2002, by and among D&K
                    Receivables Corporation, the registrant, Blue Keel Funding,
                    LLC, Market Street Funding Corporation, Fifth Third Bank,
                    Indiana, PNC Bank, N.A., Fifth Third Bank, and Fleet National
                    Bank filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2002.

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

  10.14*            Employment agreement for Martin D. Wilson dated August 28,
                    2000, filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

                                  EXHIBIT INDEX

Exhibit No.                                  Description
-----------                                  -----------
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

  10.18* Lease Agreement dated as of October 10, 2001 by and between Forsyth Centre Associates, L.L.C., and the registrant filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 2002.

  10.18a* Amendment to Lease Agreement dated February 26, 2002 by and between Forsyth Centre Associates, L.L.C., and the registrant filed as an exhibit to the registrant's Annual
                    Report on Form 10-K for the year ended June 30, 2002.

  10.19*            Lease Agreement, dated February 7, 2001, by and between
                    Industrial Property Fund III, L.P. and the registrant, filed as an exhibit to the registrant's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 2001.

  10.20**           Lease Agreement, dated August 2003, by and between Hillwood
                    Metro No. 10, L.P., LCS Land Partners II, Ltd and the registrant.

  13**              Registrant's 2003 Annual Report to Stockholders.

  21**              Subsidiaries of the registrant.

  23.1**            Consent of KPMG LLP

  23.2**            Consent of Arthur Andersen LLP

  31.1**            Certification by Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2**            Certification by Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 **             Certification by Chief Executive Officer and Chief Financial
                    Officer Pursuant to 18 U.S.C. Section 1350 as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Incorporated by reference.

**   Filed herewith.