Form 10-Q
period 2003-09-30
D & K HEALTHCARE RESOURCES INC
filed 2003-11-12
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ----------------

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

                            X      YES                  NO
                      -------------        -------------

         Indicate by check mark whether the registrant is an accelerated filer.
                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock, $.01 par value                   13,973,603
         ----------------------------                   ----------
                   (class)                           (November 7, 2003)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                      Index

                                                                                        Page No.
                                                                                        --------
Part l.  Financial Information

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2003
                and June 30, 2003                                                          3

                Condensed Consolidated Statements of Operations for the Three
                Months Ended September 30, 2003 and September 30, 2002                     4

                Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended September 30, 2003 and September 30, 2002                     5

                Notes to Condensed Consolidated Financial Statements                     6 - 9

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                     10 - 12

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   12

       Item 4.  Controls and Procedures                                                      12


Part ll.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                                             13

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                                              SEPTEMBER 30,    JUNE 30,
                                                                                  2003           2003
                                                                                ---------      ---------
                                                                               (unaudited)
ASSETS
Current Assets
   Cash (including restricted cash of $12,517 and $14,301, respectively)        $  12,517      $  14,301
   Receivables, net of allowance for doubtful accounts of $1,604
    and $1,604, respectively                                                      100,507        122,982
   Inventories                                                                    321,856        257,984
   Other current assets                                                            11,114          8,862
                                                                                ---------      ---------
            Total current assets                                                  445,994        404,129

Property and Equipment, net of accumulated depreciation and amortization of
   $11,225 and $10,673, respectively                                               10,814         11,140
Other Assets                                                                        8,933         11,511
Goodwill, net of accumulated amortization                                          44,105         44,105
Other Intangible Assets, net of accumulated amortization                            1,769          1,810
                                                                                ---------      ---------
            Total assets                                                        $ 511,615      $ 472,695
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                         $   1,510      $   1,677
   Accounts payable                                                               174,357        173,342
   Accrued expenses                                                                11,535         13,471
                                                                                ---------      ---------
            Total current liabilities                                             187,402        188,490
Long-term Liabilities                                                               3,707          3,703
Long-term Debt, excluding current maturities                                      149,689        110,423
                                                                                ---------      ---------
            Total liabilities                                                     340,798        302,616

Stockholders' Equity
   Common stock                                                                       152            152
   Paid-in capital                                                                125,502        124,704
   Accumulated other comprehensive loss                                            (1,179)        (1,371)
   Deferred compensation - restricted stock                                        (1,105)          (411)
   Retained earnings                                                               59,673         58,415
   Less treasury stock                                                            (12,226)       (11,410)
                                                                                ---------      ---------
            Total stockholders' equity                                            170,817        170,079
                                                                                ---------      ---------
            Total liabilities and stockholders' equity                          $ 511,615      $ 472,695
                                                                                =========      =========


The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

For the three months ended September 30, (in thousands, except per share data)


                                                                      2003           2002
                                                                   ---------      ---------

Net Sales                                                          $ 478,548      $ 533,966
Cost of Sales                                                        460,460        512,913
                                                                   ---------      ---------
      Gross profit                                                    18,088         21,053

Operating Expenses                                                    13,188         13,544
                                                                   ---------      ---------
      Income from operations                                           4,900          7,509

Other Income (Expense):
      Interest expense, net                                           (2,147)        (2,513)
      Other, net                                                          36            (54)
                                                                   ---------      ---------
                                                                      (2,111)        (2,567)
                                                                   ---------      ---------
      Income before income tax provision and minority interest         2,789          4,942

Income Tax Provision                                                  (1,088)        (1,952)
Minority Interest                                                       (234)          (128)
                                                                   ---------      ---------
      Net income before cumulative effect of accounting change         1,467          2,862
Cumulative effect of accounting change, net                                -         (4,249)
                                                                   ---------      ---------
Net income (loss)                                                  $   1,467      $  (1,387)
                                                                   =========      =========


Earnings (Loss) Per Share - Basic
Net income before cumulative effect of accounting change           $    0.11      $    0.20
Cumulative effect of accounting change                                     -          (0.29)
                                                                   ---------      ---------
Net income (loss)                                                  $    0.11      $   (0.09)
                                                                   =========      =========

Earnings (Loss) Per Share - Diluted
Net income before cumulative effect of accounting change           $    0.10      $    0.19
Cumulative effect of accounting change                                     -          (0.29)
                                                                   ---------      ---------
Net income (loss)                                                  $    0.10      $   (0.10)
                                                                   =========      =========


Basic common shares outstanding                                       13,956         14,553
Diluted common shares outstanding                                     14,194         14,850






The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



For the 3 months ended September 30, (in thousands)

                                                               2003             2002
                                                             ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $   1,467      $  (1,387)
  Adjustments to reconcile net income (loss) to net cash
     flows from operating activities -
       Depreciation and amortization                               656            637
       Amortization of debt issuance costs                         407            276
       Deferred income taxes                                       862         (1,903)
       Cumulative effect of accounting change, net                   -          4,249
       Decrease (increase) in receivables, net                  22,475        (15,174)
       (Increase) decrease in inventories                      (63,872)         6,738
       Increase in other current assets                         (2,480)        (3,629)

       Increase (decrease) in accounts payable                   1,015        (22,183)

       (Decrease) increase in accrued expenses                  (1,936)           973

       Other, net                                                1,837            135
                                                             ---------      ---------
         Net cash flows used in operating activities           (39,569)       (31,268)
                                                             ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                             (289)        (1,147)
                                                             ---------      ---------
         Net cash flows used in investing activities              (289)        (1,147)
                                                             ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under revolving line of credit                    545,613        212,147
  Repayments under revolving line of credit                   (506,276)      (181,026)
  Payments of long-term debt                                      (238)          (275)
  Payment of dividends                                            (209)          (219)
  Purchase of treasury stock                                      (816)          (122)
                                                             ---------      ---------
       Net cash flows provided by financing activities          38,074         30,505
                                                             ---------      ---------

       Decrease in cash                                        (1,784)        (1,910)
Cash, beginning of period                                       14,301         11,754
                                                             ---------      ---------
Cash, end of period                                          $  12,517      $   9,844
                                                             ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for -
       Interest                                              $   1,760      $   2,093
       Income taxes, net                                     $     207      $      13



The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE 1.    BASIS OF PRESENTATION

        D&K Healthcare Resources, Inc. (the "Company") is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Florida, Kentucky, Minnesota, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in 26 states primarily in the Midwest, Upper Midwest, and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also offers a number of proprietary information systems software through two wholly owned subsidiaries, Tykon, Inc. and VC Services, Inc. (dba Viking Computer Services). In addition, the Company owns a 70% equity interest in Pharmaceutical Buyers, Inc. ("PBI"), a leading alternate site group purchasing organization.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full fiscal year.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2003 Annual Report to Stockholders.


NOTE 2.    STOCK-BASED COMPENSATION

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

        Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the unaudited pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

                                                                         Three Months Ended
                                                                            September 30,
                                                                       -----------------------

                                                                         2003          2002
                                                                       ----------   ----------
Net income (loss) - as reported                                        $   1,467    $  (1,387)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
tax                                                                         (393)        (339)
                                                                       ---------    ---------
Net income (loss) - pro forma                                          $   1,074    $  (1,726)
Earnings (loss) per share:
     Basic - as reported                                               $    0.11    $   (0.09)
     Basic - pro forma                                                 $    0.08    $   (0.12)
     Diluted - as reported                                             $    0.10    $   (0.10)
     Diluted - pro forma                                               $    0.07    $   (0.12)



        These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS

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

        Changes to goodwill and intangible assets during the three-month period ended September 30, 2003 are: (in thousands)

                                          Goodwill     Intangible Assets
                                          ------------------------------
Balance at June 30, 2003, net of
    accumulated amortization              $44,105        $ 1,810
Amortization expense                            -            (41)
                                          ------------------------------
Balance at September 30, 2003, net
    of accumulated amortization           $44,105        $ 1,769


        Intangible assets totaled $1,769,000, net of accumulated amortization of $348,000, at September 30, 2003. Of this amount, $214,000 represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for intangible assets is expected to approximate $150,000 each year between 2004 and 2018.

        Goodwill related to the wholesale drug distribution segment, net of amortization, was $32.3 million as of September 30, 2003 and June 30, 2003. Goodwill related to the PBI segment amounted to $10.4 million as of September 30, 2003 and June 30, 2003. Goodwill related to the Company's software segment amounted to $1.4 million as of September 30, 2003 and June 30, 2003. Other intangible assets related to the wholesale drug distribution segment, net of amortization, were $0.2 million as of September 30, 2003 and June 30, 2003. Other intangible assets related to the PBI segment amounted to $1.6 million and $1.7 million as of September 30, 2003 and June 30, 2003, respectively. The Company's software segment has no intangible assets.


NOTE 4.    EARNINGS PER SHARE

        SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows (in thousands, except for per share amounts):





                                              Three-Months ended September 30, 2003         Three-Months ended September 30, 2002
                                             ----------------------------------------      ----------------------------------------
                                             Income       Shares            Per-share      Income       Shares            Per-share
                                             (Numerator)  (Denominator) (1) Amount         (Numerator)  (Denominator) (1) Amount
                                             ----------------------------------------      ----------------------------------------
  Basic Earnings per Share:
  Net income before cumulative effect of
  accounting change, net                     $ 1,467        13,956           $ 0.11        $ 2,862       14,553           $ 0.20
  Cumulative effect of accounting change,
  net                                              -             -                          (4,249)           -            (0.29)
                                             -------------------------------               -------------------------------


  Net income (loss) available to common
  stockholders                                 1,467        13,956                          (1,387)      14,553

  Effect of Diluted Securities:
  Options                                          -           238                               -          297
  Convertible securities                         (63)            -                             (29)           -
                                             -------------------------------               --------------------------------
  Diluted Earnings (Loss) per Share:
  Net income (loss) available to common
  stockholders plus assumed conversions      $ 1,404        14,194           $ 0.10        $(1,416)      14,850           $(0.10)
                                             ========================================      ======================================


  (1)  Outstanding shares computed on a weighted average basis



NOTE 5.    COMPREHENSIVE INCOME

     The Company's comprehensive income (loss) consists of net income (loss) and the net change in value of cash flow hedge instruments as follows:
(in thousands)

                                                                         Three Months Ended
                                                                            September 30,
                                                                       ---------- -- ----------
                                                                         2003          2002
                                                                       ----------    ----------
     Net income (loss)                                                 $    1,467    $   (1,387)
     Change in value of cash flow hedge, net of tax                           192          (422)
                                                                       ----------    ----------
     Total comprehensive income (loss)                                 $    1,659    $   (1,809)
                                                                       ==========    ==========



NOTE 6.    COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At September 30, 2003, the Company was party to a standby letter of credit of $750,000 and was the guarantor of certain customer obligations totaling approximately $500,000. Management does not expect any material losses to result from these off-balance-sheet items.


NOTE 7.    LONG-TERM DEBT

     On March 31, 2003, the Company announced that it had entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased its available credit from $430 million to $600 million. The new single credit facility replaces a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at September 30, 2003 was approximately $250 million of which approximately $101 million was unused. The interest rate on the new credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.37% at September 30, 2003. Borrowings under the new credit facility are reported as long-term debt in the Company's financial statements.


NOTE 8.   SEGMENT INFORMATION

Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three identifiable business segments; Wholesale drug distribution, the Company's interest in PBI, and Software. Two wholly owned software subsidiaries, Tykon, Inc. and Viking Computer Services, Inc., constitute the

Software segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry.

     Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. The Company operates principally in the United States.




          (In thousands)                              For The Three Months Ended
                                               September 30, 2003  September 30, 2002
                                               ------------------- ---------------------
          Net Sales -
               Wholesale drug distribution            $475,519            $531,657
               PBI                                       2,319               1,612
               Software                                    710                 697
                                                      ----------------------------
                    Total                             $478,548            $533,966

          Gross Profit -
               Wholesale drug distribution            $ 15,204            $ 18,894
               PBI                                       2,319               1,612
               Software                                    565                 547
                                                      ----------------------------
                    Total                             $ 18,088            $ 21,053

          Pre-tax income -
               Wholesale drug distribution            $  1,372            $  4,066
               PBI                                       1,232                 681
               Software                                    185                 195
                                                      ----------------------------
                    Total                             $  2,789            $  4,942



     Except as otherwise disclosed, there has been no material change in total assets from the amount disclosed in the last annual report. Prior period segment information has been reclassified to reflect PBI separately since PBI now exceeds certain reporting criteria. There are no other differences in the basis of segmentation or in the basis of measurement of segment profit or loss.


NOTE 9.    SUBSEQUENT EVENT

     On October 22, 2003, the Company announced that it had signed a definitive agreement to acquire Walsh HealthCare Solutions, Inc. of Texarkana, Texas. Walsh is a family-owned, full-service pharmaceutical distributor with distribution centers located in San Antonio and Texarkana, Texas and Paragould, Arkansas. Walsh had net sales of approximately $900 million in its most recent fiscal year ended April 30, 2003. The transaction is expected to close by December 31, 2003. Closing of the transaction is subject to receipt of required regulatory approvals and other customary terms and conditions, as well as Walsh's acquisition of 100% of the equity interests in a joint venture to which it is a party. The acquisition purchase price of $99.25 million in cash includes the repayment of all Walsh bank debt. The purchase price will be subject to adjustment based on the net working capital at closing. D&K will utilize its existing revolving credit facility to finance the transaction. Walsh serves customers in Texas, Arkansas, Louisiana, Oklahoma, Kansas, Missouri, Illinois, Tennessee, Kentucky and Mississippi. Approximately 96% of Walsh's sales are to independent and regional pharmacy customers with the remaining 4% to hospitals and other healthcare providers.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 2003 and June 30, 2003, and in the condensed consolidated statements of operations for the three-month periods ended September 30, 2003 and September 30, 2002, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2003 Annual Report to Stockholders.

     Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such forward-looking statements are inherently subject to risks and uncertainties. The company's actual results could differ materially from those currently anticipated due to a number of factors, including without limitation, the competitive nature of the wholesale pharmaceutical distribution industry with many competitors having substantially greater resources than D&K Healthcare, the company's ability to maintain or improve its operating margins with the industry's competitive pricing pressures, the company's customers and suppliers generally having the right to terminate or reduce their purchases or shipments on relatively short notice, the availability of investment purchasing opportunities, the changing business and regulatory environment of the healthcare industry in which the company operates, including manufacturer's pricing or distribution policies or practices, changes in private and governmental reimbursement or in the delivery systems for healthcare products, changes in interest rates, ability to complete and integrate acquisitions successfully, and other factors set forth in reports and other documents filed by D&K Healthcare with the Securities and Exchange Commission from time to time. The reader should not place undue reliance on forward-looking statements, which speak only as of the date they are made. D&K Healthcare undertakes no obligation to publicly update or revise any forward-looking statements.

     We have renamed the national pharmacy chains trade class the `national accounts' trade class. Given the changing composition of this class of trade we feel this new name is more reflective of the broader nature of the business. This is a name change only; we have not changed or restated the financial results in any way.


RESULTS OF OPERATIONS

     NET SALES     Net sales decreased $55.4 million to $478.5 million, or
10.4%, for the three months ended September 30, 2003, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $38.6 million to $319.8 million, or 13.7%. Approximately two-thirds of this increase relates to new business with the remainder tied to same store growth. National accounts sales decreased $95.3 million to $127.9 million, or 42.7%, compared to last year primarily due to lower availability of attractively priced purchase opportunities. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will decline.

     GROSS PROFIT     Gross profit decreased $3.0 million to $18.1 million, or
14.1%, for the three months ended September 30,2003, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 3.94% to 3.78% for the quarter ended September 30, 2003, compared to the corresponding period of the prior year. The decrease in gross profit was due to lower national accounts sales and fewer product price increases, which resulted in lower gross profit margins.

     OPERATING EXPENSES     Operating expenses (including depreciation and
amortization) decreased $0.4 million to $13.2 million, or 2.6%, for the three months ended September 30, 2003 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.76%, a 22 basis point increase from the comparable period of the prior year. The decrease in operating expenses resulted primarily from lower incentive compensation. The ratio of operating expense to net sales increased due to the decrease in national accounts sales.

     INTEREST EXPENSE, NET     Net interest expense decreased $0.4 million to
$2.1 million, or 14.6%, for the three months ended September 30, 2003, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense decreased to 0.45% from 0.47%, compared to the corresponding period of the prior year. The decrease in net interest expense was primarily the result of lower average borrowing levels driven by lower average investment in inventory partially offset by a higher average borrowing rate.

     INCOME TAX PROVISION     Our effective income tax rate was 39.0% for the
three months ended September 30, 2003, compared to 39.5% for the corresponding period of the prior year. These rates were different from the statutory blended federal and state rates primarily because of the impact of state income taxes. Our effective rate is lower than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

     MINORITY INTEREST     Minority interest was $0.2 million for the three
months ended September 30, 2003, compared to $0.1 million in the corresponding period of the prior year. The increase relates to higher earnings at PBI as a result of higher sales.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET    As a result of the adoption
of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", we recognized an impairment loss of approximately $7.0 million ($4.2 million net of tax) during the first quarter of fiscal 2003. This impairment resulted from an appraisal valuation and related to goodwill originally established for the acquisition of Jewett Drug Co. No such adjustment was required in the current period.



LIQUIDITY AND CAPITAL RESOURCES

     We generally meet our working capital requirements through a combination of internally generated funds, borrowings under the revolving line of credit and trade credit from our suppliers.

     We use the following ratios as key indicators of our liquidity and working capital management:

                                SEPTEMBER 30,         JUNE 30,
                                    2003                2003
                                --------------------------------
Working capital (000s)            $258,592            $215,639
Current ratio                     2.38 to 1           2.14 to 1


     Working capital is total current assets less total current liabilities on our balance sheet. The current ratio is calculated by dividing total current assets by total current liabilities.

     Working capital and current ratio at September 30, 2003 are higher than June 30, 2003 levels. Inventory increased as a result of start of normal seasonal builds that typically occur as we enter the December and March quarters.

     On March 31, 2003, the Company entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased our available credit from $430 million to $600 million. The new single credit facility replaced a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at September 30, 2003 was approximately $250 million of which approximately $101 million was unused. The interest rate on the new credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.37% at September 30, 2003.

     Under the terms of the credit facility, we are required to comply with certain financial covenants, including those related to a fixed charge coverage ratio and tangible net worth. We are also limited in our ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of our lenders. We are in compliance with the debt covenants as of September 30, 2003.

     Net cash outflows used in operating activities totaled $39.6 million for the three months ended September 30, 2003 with net cash used in operating activities of $31.3 million in the prior year. Working capital changes and the timing of accounts payable and accounts receivable payments account for the difference between periods.

     We invested $0.3 million in capital assets in the three months ended September 30, 2003 compared with $1.1 million in the previous year. The prior year expenditures were primarily related to leasehold improvements associated with our new corporate offices that were completed during fiscal 2003. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

     Net cash inflows provided by financing activities totaled $38.1 million for the three months ended September 30, 2003 with net cash provided by financing activities of $30.5 million for last year. Borrowings under our revolving line of credit related to the increase in inventory levels offset with our purchase of treasury stock produced this result.

     Stockholders' equity increased $0.7 million to $170.8 million at September 30, 2003 from $170.1 million at June 30, 2003, due to the net earnings during the period offset by the impact of our purchase of treasury stock during the quarter. We acquired an additional 56,500 shares in the open market during the quarter. In September 2002, the board of directors authorized the repurchase of up to 1.0 million shares. As of September 30, 2003, 656,500 shares had been repurchased and the board authorization expired. We believe that funds available under the new credit facility, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings during fiscal 2003, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.6 million in annual interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations.



ITEM 4.    CONTROLS AND PROCEDURES

     Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


Part ll.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         See Exhibit Index on page 15.

                (b)      Reports on Form 8-K

                         1. On August 7, 2003, the registrant filed a Current Report on Form 8-K under Item 12 with a press release announcing its financial results for the fourth quarter and full year of fiscal 2003.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              D & K HEALTHCARE RESOURCES, INC.





Date:  November  12, 2003           By:      /s/ J. Hord Armstrong, III
       ------------------                    -----------------------------------
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

31.1**      Section 302 Certification of Chief Executive Officer.

31.2**      Section 302 Certification of Chief Financial Officer.

32** Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.



*      Incorporated by reference.
**     Filed herewith.