Form 10-Q
period 2003-12-31
D & K HEALTHCARE RESOURCES INC
filed 2004-02-13
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                               -----------------

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

                               X      YES             NO
                          -----------     -----------

         Indicate by check mark whether the registrant is an accelerated filer.
Yes [X]    No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $.01 par value                       13,988,603
     ----------------------------                       ----------
               (class)                              (February 6, 2004)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


                                      Index

                                                                                                Page No.
                                                                                               ---------
Part 1.  Financial Information

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of
                December 31, 2003 and June 30, 2003                                                 3

                Condensed Consolidated Statements of Operations for the
                Three Months and Six Months Ended December 31, 2003
                and December 31, 2002                                                               4

                Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended December 31, 2003 and December 31, 2002                            5

                Notes to Condensed Consolidated Financial Statements                           6 - 11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         12 - 15

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         15

       Item 4.  Controls and Procedures                                                            15

Part 11.  Other Information

       Item 1.  Legal Proceedings                                                                  16

       Item 4.  Submission of Matters to a Vote of Security Holders                                16

       Item 6.  Exhibits and Reports on Form 8-K                                                   17

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                 DECEMBER 31,       JUNE 30,
                                                                                    2003              2003
                                                                                ------------      ------------
                                                                                 (unaudited)
ASSETS
Current Assets
  Cash (including restricted cash of $14,367 and $14,301, respectively)         $     14,367      $     14,301

  Receivables, net of allowance for doubtful accounts of $6,864 and $1,604,
    respectively                                                                     144,469           122,982
  Inventories                                                                        638,109           257,984
  Other current assets                                                                26,196             8,862
                                                                                ------------      ------------
         Total current assets                                                        823,141           404,129
Property and Equipment, net of accumulated depreciation and amortization of
  $11,604 and $10,673, respectively                                                   23,870            11,140
Other Assets                                                                           8,057            11,511
Goodwill, net of accumulated amortization                                             63,184            44,105
Other Intangible Assets, net of accumulated amortization                               6,928             1,810
                                                                                ------------      ------------
         Total assets                                                           $    925,180      $    472,695
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                          $        819      $      1,677
  Accounts payable                                                                   285,528           173,342
  Accrued expenses                                                                    19,578            13,471
                                                                                ------------      ------------
         Total current liabilities                                                   305,925           188,490
Long-term Liabilities                                                                  7,146             3,703
Long-term Debt, excluding current maturities                                         441,048           110,423
                                                                                ------------      ------------
         Total liabilities                                                           754,119           302,616
Stockholders' Equity
  Common stock                                                                           152               152
  Paid-in capital                                                                    125,456           124,704
  Accumulated other comprehensive loss                                                (1,014)           (1,371)
  Deferred compensation - restricted stock                                              (947)             (411)
  Retained earnings                                                                   59,640            58,415
  Less treasury stock                                                                (12,226)          (11,410)
                                                                                ------------      ------------
         Total stockholders' equity                                                  171,061           170,079
                                                                                ------------      ------------
         Total liabilities and stockholders' equity                             $    925,180      $    472,695
                                                                                ============      ============


The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
(In thousands, except per share data)                             DECEMBER 31                          DECEMBER 31
                                                        --------------------------------      --------------------------------
                                                             2003              2002               2003                2002
                                                        -------------      -------------      -------------      -------------
Net Sales                                               $     510,945      $     530,843      $     989,493      $   1,064,809
Cost of Sales                                                 491,490            509,621            951,950          1,022,534
                                                        -------------      -------------      -------------      -------------
     Gross profit                                              19,455             21,222             37,543             42,275

Operating Expenses                                             15,847             13,506             29,035             27,050
                                                        -------------      -------------      -------------      -------------
     Income from operations                                     3,608              7,716              8,508             15,225

Other Income (Expense):
     Interest expense, net                                     (3,332)            (2,899)            (5,479)            (5,412)
     Other, net                                                   295                 17                331                (37)
                                                        -------------      -------------      -------------      -------------
                                                               (3,037)            (2,882)            (5,148)            (5,449)
                                                        -------------      -------------      -------------      -------------
     Income before income tax provision, minority
       interest and cumulative effect of accounting
       change                                                     571              4,834              3,360              9,776

Income Tax Provision                                             (223)            (1,958)            (1,311)            (3,910)
Minority Interest                                                (171)              (201)              (405)              (329)
                                                        -------------      -------------      -------------      -------------
     Net income before cumulative effect of
       accounting change                                          177              2,675              1,644              5,537

Cumulative effect of accounting change, net                        --                 --                 --             (4,249)
                                                        -------------      -------------      -------------      -------------
Net income
                                                        $         177      $       2,675      $       1,644      $       1,288
                                                        =============      =============      =============      =============


Earnings Per Share - Basic
Net income before cumulative effect of accounting
  change                                                $        0.01      $        0.18      $        0.12      $        0.38
Cumulative effect of accounting change                             --                 --                 --              (0.29)
                                                        -------------      -------------      -------------      -------------
                                                        $        0.01      $        0.18      $        0.12      $        0.09
                                                        =============      =============      =============      =============

Earnings Per Share - Diluted
Net income before cumulative effect of accounting
  change                                                $        0.01      $        0.18      $        0.11      $        0.37
Cumulative effect of accounting change                             --                 --                 --              (0.29)
                                                        -------------      -------------      -------------      -------------
Net income                                              $        0.01      $        0.18      $        0.11      $        0.08
                                                        =============      =============      =============      =============


Basic common shares outstanding                                13,928             14,470             13,941             14,512

Diluted common shares outstanding                              14,134             14,583             14,163             14,717


The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six months ended December 31,  (in thousands)
---------------------------------------------------------------------------------------
                                                              2003             2002
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $     1,644      $     1,288
  Adjustments to reconcile net income  to net cash
     flows from operating activities --
       Depreciation and amortization                             1,315            1,269
       Amortization of debt issuance costs                         815              587
       Deferred income taxes                                       972           (1,897)
       Cumulative effect of accounting change, net                  --            4,249
       Decrease  in receivables, net                            28,643            4,684
       Increase in inventories                                (291,561)         (88,082)
       Increase in other current assets                         (3,432)          (2,000)
       Increase  in accounts payable                            37,573              801
       (Decrease) increase in accrued expenses                  (1,333)           2,070
       Other, net                                                2,206              474
                                                           -----------      -----------
         Net cash flows used in operating activities
                                                              (223,158)         (76,557)
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquired company, net of cash acquired        (102,869)              --
  Purchases of property and equipment                           (2,440)          (1,772)
                                                           -----------      -----------
         Net cash flows used in investing activities
                                                              (105,309)          (1,772)
                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under revolving line of credit, net               330,764           78,144
  Payments of long-term debt                                      (996)            (698)
  Payment of dividends                                            (419)            (436)
  Purchase of treasury stock                                      (816)            (877)
                                                           -----------      -----------
       Net cash flows provided by financing activities         328,533           76,133
                                                           -----------      -----------

       Increase (decrease)  in cash                                 66           (2,196)
Cash, beginning of period                                       14,301           11,754
                                                           -----------      -----------
Cash, end of period                                        $    14,367      $     9,558
                                                           -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for --
       Interest                                            $     3,930      $     4,527

       Income taxes, net                                   $       432      $     2,708


The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     D&K Healthcare Resources, Inc. (the "Company") is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Kentucky, Minnesota, Texas, Arkansas, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in 27 states primarily in the Midwest, Upper Midwest, and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also offers a number of proprietary information systems software through two wholly owned subsidiaries, Tykon, Inc. and VC Services, Inc. (dba Viking Computer Services). In addition, the Company owns a 70% equity interest in Pharmaceutical Buyers, Inc. ("PBI"), a leading alternate site group purchasing organization.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and six-month periods ended December 31, 2003, are not necessarily indicative of the results to be expected for the full fiscal year.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2003 Annual Report to Stockholders.

NOTE 2. ACQUISITION

     On December 5, 2003, the Company acquired 100 percent of the outstanding common stock of Walsh HealthCare Solutions, Inc. ("Walsh") of Texarkana, Texas. Walsh is a full-service pharmaceutical distributor with distribution centers located in San Antonio and Texarkana, Texas and Paragould, Arkansas. The results of Walsh have been included in the condensed consolidated financial statements since that date. The aggregate purchase price of $104.4 million in cash before consideration of cash acquired includes the repayment of all Walsh bank debt and other direct acquisition costs. D&K utilized its existing revolving credit facility to finance the transaction.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain fixed assets and intangible assets. Thus, the allocation of the purchase price is subject to refinement.

         (in thousands)         At December 5, 2003
                                -------------------
Current assets                     $      154,392
Property and equipment                     11,574
Other assets                                  994
Intangible assets                           5,199
Goodwill                                   19,079
                                   --------------
     Total assets acquired                191,238
                                   --------------
Current liabilities                        82,053
Long-term liabilities                       4,771
                                   --------------
     Total liabilities assumed             86,824
                                   --------------
Net assets acquired                $      104,414
                                   ==============

The $5.2 million of acquired intangible assets has a weighted-average life of approximately 10 years. The intangible assets that make up that amount include customer relationships of $ 5.1 million (10-year weighted-average useful life) and other assets of $ 0.1 million (3-year weighted-average useful life). The $19.1 million of goodwill was assigned to the wholesale distribution segment. Of that amount, none is expected to be deductible for tax purposes.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Walsh for the periods indicated as if the acquisition had occurred at July 1, 2003 and July 1, 2002, respectively, with pro forma adjustments to give effect to amortization of intangible assets, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future (in thousands, except per share amounts).

                                                       Three Months Ended              Six Months Ended
                                                           December 31,                   December 31,
                                                    ------------------------    ------------------------------

                                                       2003          2002            2003             2002
                                                    ----------    ----------    -------------     ------------
      Net sales                                     $ 661,598     $ 764,671     $  1,330,031      $  1,543,082


      Net income before discontinued operations
        and cumulative effect of accounting change  $  (5,268)    $   5,923     $     (3,701)     $      9,789

      Net income (loss)                             $  (6,663)    $   5,786     $     (5,257)     $      5,162


      Diluted earnings per share                    $   (0.48)    $    0.39     $      (0.38)     $       0.35


The three and six month periods ended December 31, 2003 included adjustments of $10.4 million ($6.3 million, net of tax) recorded by Walsh prior to acquisition relating to, among other items, accounts receivable determined by Walsh to be uncollectible, obsolete inventory, and costs Walsh incurred associated with completing the transaction. The three and six month periods ended December 31,2002 include a gain of $4.1 million ($2.5 million, net of tax) related to the sale by Walsh of its interest in Walsh Dohmen Southeast, LLC.

NOTE 3. STOCK-BASED COMPENSATION

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

     Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the unaudited pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

                                                                Three Months Ended            Six Months Ended
                                                                   December 31,                  December 31,
                                                             ------------------------      ------------------------
                                                               2003           2002           2003           2002
                                                             ---------      ---------      ---------      ---------

Net income -- as reported                                    $     177      $   2,675      $   1,644      $   1,288

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of tax                                                        (407)          (347)          (800)          (686)
                                                             ---------      ---------      ---------      ---------
    Net income (loss) -- pro forma
                                                             $    (230)     $   2,328      $     844      $     602
    Earnings (loss) per share:
     Basic -- as reported                                    $    0.01      $    0.18      $    0.12      $    0.09
     Basic -- pro forma                                      $   (0.02)     $    0.16      $    0.06      $    0.04
     Diluted -- as reported                                  $    0.01      $    0.18      $    0.11      $    0.08
     Diluted -- pro forma                                    $   (0.02)     $    0.16      $    0.05      $    0.04


     These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2002. Under the new statement, impairment should be tested at least annually at the reporting unit level using a two-step impairment test. The reporting unit is the same as or one level below the operating segment level as described in SFAS Statement 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 9). Under step 1 of this approach, the fair value of the reporting unit as a whole is compared to the book value of the reporting unit (including goodwill) and, if a deficiency exists, impairment would need to be calculated. In step 2, the impairment is measured as the difference between the implied fair value of goodwill and its carrying amount. The implied fair value of goodwill is the difference between the fair value of the reporting unit as a whole less the fair value of the reporting unit's individual assets and liabilities, including any unrecognized intangible assets. Under this standard, goodwill and intangibles with indefinite lives are no longer amortized. A discounted cash flow model was used to determine the fair value of the Company's businesses for the purpose of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital.

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

     Changes to goodwill and intangible assets during the six-month period ended December 31, 2003 are: (in thousands)


                                          Goodwill     Intangible Assets
                                         -----------  -------------------
Balance at June 30, 2003, net of
  accumulated amortization               $    44,105     $     1,810
Walsh acquisition                             19,079           5,199
Amortization expense                              --             (81)
                                         -----------     -----------
Balance at December 31, 2003, net of
  accumulated amortization               $    63,184     $     6,928
                                         ===========     ===========

     Intangible assets totaled $6.9 million, net of accumulated amortization of $0.4 million, at December 31, 2003. Of this amount, $0.2 million represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for intangible assets is expected to approximate $0.7 million each year between 2004 and 2014 and $0.2 million from 2015 to 2018.

(in millions)                         Goodwill                Intangible Assets
                              -------------------------   -------------------------
                               December 31,    June 30,    December 31,   June 30,
SEGMENT:                          2003          2003          2003          2003
                              -------------   ---------   -------------   ---------
Wholesale drug distribution     $    51.4     $    32.3     $     5.2     $     0.2
PBI                                  10.4          10.4           1.7           1.7
Software                              1.4           1.4            --            --
                                ---------     ---------     ---------     ---------
     Total                      $    63.2     $    44.1     $     6.9     $     1.9
                                =========     =========     =========     =========

NOTE 5. EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows (in thousands, except for per share amounts):

                                                   Three Months ended                              Three Months ended
                                                    December 31, 2003                              December 31, 2002
                                       -------------------------------------------     ------------------------------------------
                                         Income            Shares        Per-share       Income           Shares        Per-share
                                       (Numerator)   (Denominator) (1)     Amount      (Numerator)  (Denominator) (1)     Amount
                                       -----------   -----------------   ---------     ----------   -----------------   ---------
Basic Earnings per Share:
Net income available to common
stockholders                            $      177            13,928     $    0.01     $    2,675            14,470     $    0.18

Effect of Diluted Securities:
Options                                         --               206                           --               113
Convertible securities                         (54)               --                          (52)               --
                                        ----------     -------------                   ----------     -------------

Diluted Earnings  per Share:
Net income available to common
stockholders plus assumed conversions   $      123            14,134     $    0.01     $    2,623            14,583     $    0.18
                                        ==========     =============     =========     ==========     =============     =========

(1) Outstanding shares computed on a weighted average basis

                                                     Six Months ended                              Six Months ended
                                                     December 31, 2003                             December 31, 2002
                                        -------------------------------------------     ------------------------------------------
                                          Income            Shares        Per-share       Income           Shares        Per-share
                                        (Numerator)   (Denominator) (1)     Amount      (Numerator)  (Denominator) (1)     Amount
                                        -----------   -----------------   ---------     ----------   -----------------   ---------
Basic Earnings per Share:
Net income before cumulative effect of  $     1,644            13,941     $    0.12     $    5,537            14,512     $    0.38
accounting change, net
Cumulative effect of accounting
change, net                                     --                 --                       (4,249)               --         (0.29)
                                        ----------      -------------     ---------     ----------     -------------     ---------
Net income available to common
stockholders                                 1,644             13,941          0.12          1,288            14,512          0.09

Effect of Diluted Securities:
Options                                         --                222                           --               205
Convertible securities                        (117)                --                          (82)               --
                                        ----------      -------------                   ----------     -------------

Diluted Earnings per Share:
Net income available to common
stockholders plus assumed conversions   $    1,527             14,163     $    0.11     $    1,206            14,717     $    0.08
                                        ==========      =============     =========     ==========     =============     =========

(1) Outstanding shares computed on a weighted average basis

NOTE 6. COMPREHENSIVE INCOME

     The Company's comprehensive income consists of net income and the net change in value of cash flow hedge instruments as follows: (in thousands)

                                                      Three Months Ended          Six Months Ended
                                                         December 31,                December 31,
                                                   -----------------------     -----------------------

                                                     2003          2002          2003          2002
                                                   ---------     ---------     ---------     ---------
Net income                                         $     177     $   2,675     $   1,644     $   1,288
Change in value of cash flow hedge, net of tax           165             9           357          (413)
                                                   ---------     ---------     ---------     ---------
Total comprehensive income                         $     342     $   2,684     $   2,001     $     875
                                                   =========     =========     =========     =========

NOTE 7. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At December 31, 2003, the Company was party to a standby letter of credit of $750,000 and was the guarantor of certain customer obligations totaling approximately $300,000. Management does not expect any material losses to result from these off-balance-sheet items.

     On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's press releases and reports filed with the Securities and Exchange Commission between April 23, 2001 and September 16, 2002 were materially false and misleading in that they failed to disclose that the Company's results were based, in material part, on arrangements with a single supplier which the Company allegedly knew could not be sustained. The complaint also claims that as a result of the alleged omissions, the market prices of the Company's common shares during the period were artificially inflated. The complaint seeks unspecified compensatory damages. The Company believes that the complaint contains a number of inaccurate statements, does not state any valid cause of action and that the Company will have substantial meritorious defenses to the complaint. The Defendants intend to vigorously defend the claims.

NOTE 8. LONG-TERM DEBT

     On March 31, 2003, the Company announced that it had entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased its maximum available credit from $430 million to $600 million. The new single credit facility replaces a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at December 31, 2003 was approximately $500 million of which approximately $59 million was unused. The interest rate on the credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.38% at December 31, 2003. Borrowings under the credit facility are reported as long-term debt in the Company's financial statements.

NOTE 9. BUSINESS SEGMENTS

     Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three identifiable business segments:
Wholesale drug distribution, the Company's interest in PBI, and Software/Other. Two wholly owned software subsidiaries, Tykon, Inc. and Viking Computer Services, Inc., and the newly formed D&K Pharmacy Solutions constitute the Software/Other segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. Pharmacy Solutions provides additional services to pharmacy customers including the marketing and distributing Parata robotic dispensing systems.

     Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. The Company operates principally in the United States.

(In thousands)                          For The Three Months Ended                   For the Six Months Ended
                                  ----------------------------------------   ---------------------------------------
                                   December 31, 2003    December 31, 2002     December 31, 2003   December 31, 2002
                                  -------------------  -------------------   ------------------- -------------------
Net Sales -
     Wholesale drug distribution     $      507,205      $      528,076         $      982,724     $    1,059,733
     PBI                                      2,278               2,090                  4,597              3,702
     Software/Other                           1,462                 677                  2,172              1,374
                                     --------------      --------------         --------------     --------------
          Total                      $      510,945      $      530,843         $      989,493     $    1,064,809

Gross Profit -
     Wholesale drug distribution     $       16,334      $       18,592         $       31,538     $       37,486
     PBI                                      2,278               2,090                  4,597              3,702
     Software/Other                             843                 540                  1,408              1,087
                                     --------------      --------------         --------------     --------------
          Total                      $       19,455      $       21,222         $       37,543     $       42,275

Pre-tax income (loss) -
     Wholesale drug distribution     $         (862)     $        3,566         $          510     $        7,632
     PBI                                        933               1,059                  2,165              1,740
     Software/Other                             500                 209                    685                404
                                     --------------      --------------         --------------     --------------
          Total                      $          571      $        4,834         $        3,360     $        9,776

     The increase in total assets from the last annual report relate primarily to increased inventory levels and the acquisition of Walsh that are all included in the wholesale drug distribution segment. Prior period segment information has been reclassified to reflect PBI separately since PBI now exceeds certain reporting criteria. There are no other differences in the basis of segmentation or in the basis of measurement of segment profit or loss.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of December 31, 2003 and June 30, 2003, and in the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2003 and December 31, 2002, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2003 Annual Report to Stockholders.

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

RECENT TRENDS

     Changing behavior on the part of pharmaceutical manufacturers is impacting and will continue to impact how distributors generate earnings. Three important changes we have noted include changes in the timing of product price increases, which impacted our results this quarter, tightening of control over inventory in the distribution channel resulting in fewer opportunities to purchase inventory from sources other than the original manufacturer, and a transition to "fee for service" compensation models which generally reduce the ability to accumulate inventory positions ahead of price increases. With these changes, and with others likely over time, we expect that our business model and earnings growth will evolve to reflect that of our core business. We refer to our `Core' operations as the combination of our `independent and regional pharmacies' trade class and the `other healthcare providers' trade class. Customers in both of these classes of trade rely on D&K as their primary pharmaceutical and OTC products supplier. We are servicing these customers on a daily basis from one of our seven full-service distribution centers. We have taken several important steps to position D&K for this change in pharmaceutical manufacturers behavior. We have strengthened and broadened our core business through the acquisition of Walsh HealthCare Solutions. As a result of the Walsh acquisition, we expect to our net sales and profits to increase. Walsh generated net sales of approximately $900 million in their fiscal year ended April 30, 2003 and pre-tax income of approximately $ 4.8 million, excluding non-recurring items. We feel that the Walsh acquisition will provide modest earnings accretion in fiscal 2004 and significant accretion in fiscal 2005. We have positioned our national accounts business with a flexible cost structure with minimal fixed costs, so that we can maintain a presence and take advantage of opportunities if and when they exist. We also anticipate continued industry consolidation which may provide additional acquisition opportunities.

RESULTS OF OPERATIONS

     NET SALES Net sales decreased $19.9 million to $510.9 million, or 3.7%, for the three months ended December 31, 2003, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $103.4 million to $396.5 million, or 35.3%. Approximately 50% of the increase relates to sales from the newly acquired Walsh subsidiary. Approximately 30% of the increase relates to new business with the balance tied to same store growth. National accounts sales decreased $115.5 million to $83.7 million, or 58.0%, compared to last year primarily due to the timing of pharmaceutical manufacturers' product price increases some of which historically occurred in the December quarter, but did not take place until January 2004. This trade class has historically benefited from the "buy and hold" industry profit model where inventory purchases are made in advance of price increases and we benefit when we sell the product after price increases are put in place. During the quarter we were successful at building our inventory levels, but manufacturers put fewer than anticipated product prices increases in place. The timing of pharmaceutical manufacturers' product price increases limited our ability to sell product at an acceptable margin.

     Net sales decreased $75.3 million to $989.5 million, or 7.1%, for the six months ended December 31, 2003, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $142.1 million to $716.3 million, or 24.7%. Approximately 37% of the increase related to Walsh sales. Approximately 40% of the increase relates to new business with the balance tied to same store growth. National accounts sales decreased $210.8 million to $211.6 million, or 49.9%, compared to last year primarily as a result of changes in pharmaceutical manufacturers' inventory management practices that reduced the availability of attractively priced purchase opportunities. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will decline.

     GROSS PROFIT Gross profit decreased $1.8 million to $19.5 million, or 8.3%, for the three months ended December 31, 2003, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.00% to 3.81% for the quarter ended December 31, 2003, compared to the corresponding period of the prior year. Walsh gross margin was consistent with the rest of D&K's wholesale drug distribution segment. The decrease in gross profit in the wholesale drug distribution segment was due to lower national accounts sales and fewer product price increases, which resulted in lower gross profit margins. This decrease was partially offset by a legal settlement received during the second quarter totaling $0.8 million that reduced cost of sales.

     Gross profit decreased $4.7 million to $37.5 million, or 11.2%, for the six months ended December 31, 2003, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 3.97% to 3.79% for the quarter ended December 31, 2003, compared to the corresponding period of the prior year. The decrease in gross profit in the wholesale drug distribution segment was due to lower national accounts sales and fewer product price increases, which resulted in lower gross profit margins. This decrease was partially offset by a legal settlement received during the second quarter totaling $0.8 million that reduced cost of sales.

     OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $2.3 million to $15.8 million, or 17.3%, for the three months ended December 31, 2003 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 3.10%, a 56 basis point increase from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh related operating expenses during the quarter. The ratio of operating expense to net sales increased due to the decrease in national accounts sales.

     Operating expenses (including depreciation and amortization) increased $2.0 million to $29.0 million, or 7.3%, for the six months ended December 31, 2003 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.93%, a 39 basis point increase from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh related operating expenses during the second quarter. The ratio of operating expense to net sales increased due to the decrease in national accounts sales.

     INTEREST EXPENSE, NET Net interest expense increased $0.4 million to $3.3 million, or 14.9%, for the three months ended December 31, 2003, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.65% from 0.55%, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels driven by financing the purchase of Walsh in combination with higher average investment in inventory and a higher average borrowing rate.

     Net interest expense increased $0.1 million to $5.5 million, or 1.2%, for the six months ended December 31, 2003, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.55% from 0.51%, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels driven by financing the purchase of Walsh in combination with higher average investment in inventory and a higher average borrowing rate.

     INCOME TAX PROVISION Our effective income tax rate was 39.0% for the three months and six months ended December 31, 2003, compared to 39.5% for the corresponding period of the prior year. These rates were different from the statutory blended Federal and state rates primarily because of the impact of state income taxes. Our effective rate is lower than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

     MINORITY INTEREST Minority interest was $0.2 million for the three months ended December 31, 2003, and for the corresponding period of the prior year. Minority interest was $0.4 million for the six months ended December 31, 2003 compared to $0.3 million in the corresponding period of the prior year. The increase relates to higher earnings at PBI as a result of higher sales.

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

     We use the following ratios as key indicators of our liquidity and working capital management:

                                               DECEMBER 31,       JUNE 30,
                                                  2003              2003
                                             --------------------------------
Working capital (000s)                          $ 517,026        $ 215,639
Current ratio                                   2.69 to 1        2.14 to 1

          Working capital is total current assets less total current liabilities on our balance sheet. The current ratio is calculated by dividing total current assets by total current liabilities.

     Working capital and current ratio at December 31, 2003 are higher than June 30, 2003 levels. The acquisition of Walsh added approximately $82.5 million of working capital at December 31, 2003. Inventory levels increased at other locations as a result of the normal seasonal builds that typically occur in the December quarter and fewer than anticipated product price increases which kept inventory levels higher than at June 30, 2003.

     On March 31, 2003, we entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased our available credit from $430 million to $600 million. The new single credit facility replaced a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at December 31, 2003 was approximately $500 million of which approximately $59 million was unused. The increase in the total credit available relates to the additional inventory and receivables including those acquired in the Walsh transaction. The Walsh acquisition and the increase in inventory levels account for the increase in outstanding long term debt as the credit facility was used as the source of funds. The interest rate on the credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.38% at December 31, 2003.

     Under the terms of the credit facility, we are required to comply with certain financial covenants, including those related to a fixed charge coverage ratio and tangible net worth. We are also limited in our ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of our lenders. We are in compliance with the debt covenants as of December 31, 2003.

     Net cash used in operating activities totaled $223.2 million for the six months ended December 31, 2003 with net cash used in operating activities of $76.6 million in the prior year. This increase is primarily the result of increases in inventory.

     We invested $2.4 million in capital assets in the six months ended December 31, 2003 compared with $1.8 million in the previous year. Current year additions relate primarily to the expansion of our Cape Girardeau distribution center. The prior year expenditures were primarily related to leasehold improvements associated with our new corporate offices that were completed during fiscal 2003. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

     Net cash inflows provided by financing activities totaled $328.5 million for the six months ended December 31, 2003 with net cash provided by financing activities of $76.1 million for last year. Borrowings under our revolving line of credit related to the purchase of Walsh and to support our inventory levels produced this result.

     Stockholders' equity increased $1.0 million to $171.1 million at December 31, 2003 from $170.1 million at June 30, 2003, due to the net earnings during the period offset by the impact of our purchase of treasury stock during the first quarter. As of December 31, 2003, 656,500 shares had been repurchased and the board authorization has expired. We believe that funds available under the credit facility, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's press releases and reports filed with the Securities and Exchange Commission between April 23, 2001 and September 16, 2002 were materially false and misleading in that they failed to disclose that the Company's results were based, in material part, on arrangements with a single supplier which the Company allegedly knew could not be sustained. The complaint also claims that as a result of the alleged omissions, the market prices of the Company's common shares during the period were artificially inflated. The complaint seeks unspecified compensatory damages. The Company believes that the complaint contains a number of inaccurate statements, does not state any valid cause of action and that the Company will have substantial meritorious defenses to the complaint. The Defendants intend to vigorously defend the claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Registrant's 2003 Annual Meeting of Stockholders was held on November 12, 2003.

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

         (c)  Matters voted upon at the Annual Meeting were as follows:

          1. Election of Mr. Bryan Lawrence and Ms. Mary Ann Van Lokeren as class II directors for a term expiring in 2006. The results of the stockholder voting were as follows:

                                       For             Withheld
                                  --------------    ---------------
Mr. Lawrence                        13,068,552          160,801
Ms. Van Lokeren                     13,078,756          150,597

          2. Appointment of KPMG LLP as independent auditors for fiscal 2004. The result of the stockholder voting was as follows:13,021,258 for, 201,046 against, and 7,049 withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             See Exhibit Index on page 19.


         (b) Reports on Form 8-K


          1. On October 22, 2003, the registrant filed a Current Report on Form 8-K under Item 12 with a press release announcing its financial results for the first quarter of fiscal 2004 and announcing the agreement to acquire Walsh HealthCare Solutions, Inc.

          2. On December 15, 2003, the registrant filed a Current Report on Form 8-K under Item 2 announcing the completion of the acquisition of Walsh HealthCare Solutions, Inc. Also, under Item 5, the registrant announced the continued revenue and earnings weakness in the national accounts trade class.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        D & K HEALTHCARE RESOURCES, INC.





Date:  February 13, 2004                By:   /s/ J. Hord Armstrong, III
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

3.5* Certificate of Amendment of Certificate of Incorporation of D&K Healthcare Resources, Inc., filed as an exhibit to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

4.1* Form of certificate for Common Stock, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

4.2* Form of Rights Agreement dated as of November 12, 1998 between registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Right Certificate, filed as an exhibit to Form 8-K dated November 17, 1998.

4.3* Agreement and Plan of Merger dated as of October 21, 2003 between D&K Healthcare Resources, Inc., Walsh HealthCare Solutions, Inc. and D&K Acquisition Corp, files as an exhibit to registrant's Current Report on Form 8-K dated December 15, 2003.

31.1**            Section 302 Certification of Chief Executive Officer.

31.2**            Section 302 Certification of Chief Financial Officer.

32** Section 906 Certification of Chief Executive Officer and Chief Financial Officer.




*      Incorporated by reference.
**     Filed herewith.