Form 10-Q
period 2004-03-31
D & K HEALTHCARE RESOURCES INC
filed 2004-05-12
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2004

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

                             [X]   YES     [ ]   NO

      Indicate by check mark whether the registrant is an accelerated filer. Yes
[X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.01 par value             13,985,437
          ----------------------------             ----------
                    (class)                      (May 12, 2004)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page No.
                                                                            --------
Part I. Financial Information

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 2004 and June 30, 2003                                   3

               Condensed Consolidated Statements of Operations for the
               Three Months and Nine Months Ended March 31, 2004
               and March 31, 2003                                                 4

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended March 31, 2004 and March 31, 2003                5

               Notes to Condensed Consolidated Financial Statements          6 - 11

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12 - 16

       Item 3. Quantitative and Qualitative Disclosures About Market Risk        16

       Item 4. Controls and Procedures                                           16

Part II. Other Information

       Item 1. Legal Proceedings                                                 17

       Item 6. Exhibits and Reports on Form 8-K                                  17

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31,    JUNE 30,
                                                                                                 2004         2003
                                                                                              ----------   ----------
                                      (in thousands)                                          (unaudited)
ASSETS
Current Assets
     Cash (including restricted cash of $12,208 and $14,301, respectively)                    $   12,208   $   14,301
     Receivables, net of allowance for doubtful accounts of $6,925 and $1,604, respectively      186,495      122,982
     Inventories                                                                                 502,008      257,984
     Other current assets                                                                         26,848        8,862
                                                                                              ----------   ----------
                  Total current assets                                                           727,559      404,129
Property and Equipment, net of accumulated depreciation and amortization of
  $11,428 and $10,673, respectively                                                               23,473       11,140
Other Assets                                                                                      14,992       11,511
Goodwill, net of accumulated amortization                                                         63,416       44,105
Other Intangible Assets, net of accumulated amortization                                           6,722        1,810
                                                                                              ----------   ----------
                  Total assets                                                                $  836,162   $  472,695
                                                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt                                                     $      819   $    1,677
     Accounts payable                                                                            245,901      173,342
     Accrued expenses                                                                             22,306       13,471
                                                                                              ----------   ----------
                  Total current liabilities                                                      269,026      188,490
Long-term Liabilities                                                                              6,641        3,703
Long-term Debt, excluding current maturities                                                     384,017      110,423
                                                                                              ----------   ----------
                  Total liabilities                                                              659,684      302,616
Stockholders' Equity
     Common stock                                                                                    152          152
     Paid-in capital                                                                             125,552      124,704
     Accumulated other comprehensive loss                                                           (996)      (1,371)
     Deferred compensation - restricted stock                                                       (839)        (411)
     Retained earnings                                                                            64,835       58,415
     Less treasury stock                                                                         (12,226)     (11,410)
                                                                                              ----------   ----------
                  Total stockholders' equity                                                     176,478      170,079
                                                                                              ----------   ----------
                  Total liabilities and stockholders' equity                                  $  836,162   $  472,695
                                                                                              ==========   ==========

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                              MARCH 31                       MARCH 31
                                                                    ---------------------------   ---------------------------
          (in thousands, except per share data)                         2004           2003           2004           2003
                                                                    ------------   ------------   ------------   ------------
Net Sales                                                           $    833,933   $    628,618   $  1,823,426   $  1,693,427
Cost of Sales                                                            798,756        601,600      1,750,706      1,624,134
                                                                    ------------   ------------   ------------   ------------
     Gross profit                                                         35,177         27,018         72,720         69,293

Operating Expenses                                                        21,436         14,881         50,471         41,931
                                                                    ------------   ------------   ------------   ------------
     Income from operations                                               13,741         12,137         22,249         27,362

Other Income (Expense):
     Interest expense, net                                                (4,502)        (2,765)        (9,980)        (8,178)
     Securitization termination costs                                         --         (2,008)            --         (2,008)
     Other, net                                                             (107)             3            224            (33)
                                                                    ------------   ------------   ------------   ------------
                                                                          (4,607)        (4,770)        (9,756)       (10,219)
                                                                    ------------   ------------   ------------   ------------
     Income before income tax provision, minority interest
       and cumulative effect of accounting change                          9,132          7,367         12,493         17,143

Income Tax Provision                                                      (3,561)        (2,947)        (4,872)        (6,857)
Minority Interest                                                           (167)          (185)          (573)          (514)
                                                                    ------------   ------------   ------------   ------------
     Net income before cumulative effect of accounting change              5,404          4,235          7,048          9,772
Cumulative effect of accounting change, net                                   --             --             --         (4,249)
                                                                    ------------   ------------   ------------   ------------
     Net income                                                     $      5,404   $      4,235   $      7,048   $      5,523
                                                                    ============   ============   ============   ============

Earnings Per Share - Basic
Net income before cumulative effect of accounting change            $       0.39   $       0.30   $       0.51   $       0.67
Cumulative effect of accounting change                                        --             --             --          (0.29)
                                                                    ------------   ------------   ------------   ------------
     Net income                                                     $       0.39   $       0.30   $       0.51   $       0.38
                                                                    ============   ============   ============   ============

Earnings Per Share - Diluted
Net income before cumulative effect of accounting change            $       0.38   $       0.29   $       0.49   $       0.66
Cumulative effect of accounting change                                        --             --             --          (0.29)
                                                                    ------------   ------------   ------------   ------------
     Net income                                                     $       0.38   $       0.29   $       0.49   $       0.37
                                                                    ============   ============   ============   ============

Basic common shares outstanding                                           13,928         14,334         13,937         14,453

Diluted common shares outstanding                                         14,108         14,459         14,144         14,632

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

   For the nine months ended March 31  (in thousands)            2004          2003
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $     7,048   $     5,523
  Adjustments to reconcile net income to net cash
     flows from operating activities  --
        Depreciation and amortization                              2,722         1,900
        Amortization of debt issuance costs                        1,224         1,018
        Deferred income taxes                                        394        (5,051)
        Cumulative effect of accounting change, net                   --         4,249
        Increase  in receivables, net                            (13,553)      (34,209)
        (Increase) decrease in inventories                      (155,461)       16,678
        (Increase) decrease in other current assets               (3,791)          344
        Decrease  in accounts payable                             (2,699)      (11,902)
        Increase in accrued expenses                               3,550         2,794
        Other, net                                                (6,104)       (4,260)
                                                             -----------   -----------
          Net cash flows used in operating activities           (166,670)      (22,916)
                                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquired company, net of cash acquired          (102,869)           --
  Purchases of property and equipment                             (3,456)       (2,021)
                                                             -----------   -----------
          Net cash flows used in investing activities           (106,325)       (2,021)
                                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under revolving line of credit, net                 273,770       107,786
  Repurchase of receivables under securitization agreement            --       (80,000)
  Payments of long-term debt                                      (1,034)         (949)
  Payment of dividends                                              (628)         (651)
  Cash dividends paid by affiliates                                 (390)         (330)
  Purchase of treasury stock                                        (816)       (4,501)
                                                             -----------   -----------
        Net cash flows provided by financing activities          270,902        21,355
                                                             -----------   -----------
        Decrease  in cash                                         (2,093)       (3,582)
Cash, beginning of period                                         14,301        11,754
                                                             -----------   -----------
Cash, end of period                                          $    12,208   $     8,172
                                                             -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for  --
        Interest                                             $     8,211   $     7,317
        Income taxes                                         $       432   $     5,864

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended March 31, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

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

       (in thousands)           At December 5, 2003
                                -------------------
Current assets                       $  154,289
Property and equipment                   11,574
Other assets                                994
Intangible assets                         5,199
Goodwill                                 19,311
                                     ----------
  Total assets acquired                 191,367
                                     ----------
Current liabilities                      82,182
Long-term liabilities                     4,771
                                     ----------
  Total liabilities assumed              86,953
                                     ----------
     Net assets acquired             $  104,414
                                     ==========

      The $5.2 million of acquired intangible assets has a weighted-average life of approximately 10 years. The intangible assets that make up that amount include customer relationships of $ 5.1 million (10-year weighted-average useful life) and other assets of $ 0.1 million (3-year weighted-average useful life). The $19.3 million of goodwill was assigned to the wholesale distribution segment. Of that amount, none is expected to be deductible for tax purposes.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Walsh for the periods indicated as if the acquisition had occurred at July 1, 2002, with pro forma adjustments to give effect to amortization of intangible assets, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future (in thousands, except per share amounts).

                                                      Three Months Ended           Nine Months Ended
                                                           March 31,                   March 31,
                                                   -------------------------   --------------------------
                                                       2004          2003          2004           2003
                                                   -----------   -----------   -----------    -----------
Net sales                                          $   833,933   $   823,230   $ 2,163,964    $ 2,366,312

Net income (loss) before discontinued operations
and cumulative effect of accounting change         $     5,404   $     5,758   $    (1,055)   $    15,547

Net income (loss)                                  $     5,404   $     3,765   $    (2,611)   $     8,927

Diluted earnings (loss) per share                  $      0.38   $      0.26   $     (0.19)   $      0.60

      The nine month period ended March 31, 2004 included adjustments of $10.4 million ($6.3 million, net of tax) recorded by Walsh prior to acquisition relating to, among other items, accounts receivable determined by Walsh to be uncollectible, and obsolete inventory. The nine month period ended March 31, 2003 included a gain of $4.1 million ($2.5 million, net of tax) related to the sale by Walsh of its interest in Walsh Dohmen Southeast, LLC.

NOTE 3. STOCK-BASED COMPENSATION

      The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

      Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the unaudited pro forma net income and pro forma earnings per share would have been as follows:

                                                                        Three Months Ended         Nine Months Ended
                                                                             March 31,                 March 31,
                                                                      -----------------------   -----------------------
              (in thousands, except per share data)                      2004         2003         2004         2003
                                                                      ----------   ----------   ----------   ----------
Net income  - as reported                                             $    5,404   $    4,235   $    7,048   $    5,523

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of tax         (352)        (347)      (1,152)      (1,033)
                                                                      ----------   ----------   ----------   ----------

Net income - pro forma                                                $    5,052   $    3,888   $    5,896   $    4,490

Earnings per share:
    Basic - as reported                                               $     0.39   $     0.30   $     0.51   $     0.38
    Basic - pro forma                                                 $     0.36   $     0.27   $     0.42   $     0.31
    Diluted - as reported                                             $     0.38   $     0.29   $     0.49   $     0.37
    Diluted - pro forma                                               $     0.36   $     0.27   $     0.41   $     0.30

      These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective July 1, 2002. Under the new statement, impairment should be tested at least annually at the reporting unit level using a two-step impairment test. The reporting unit is the same as or one level below the operating segment level as described in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 9). Under step 1 of this approach, the fair value of the reporting unit as a whole is compared to the book value of the reporting unit (including goodwill) and, if a deficiency exists, impairment would need to be calculated. In step 2, the impairment is measured as the difference between the implied fair value of goodwill and its carrying amount. The implied fair value of goodwill is the difference between the fair value of the reporting unit as a whole less the fair value of the reporting unit's individual assets and liabilities, including any unrecognized intangible assets. Under this standard, goodwill and intangibles with indefinite lives are no longer amortized. A discounted cash flow model was used to determine the fair value of the Company's businesses for the purpose of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital.

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

      Changes to goodwill and intangible assets during the nine-month period ended March 31, 2004 are:

         (in thousands)              Goodwill      Intangible Assets
                                    ----------     -----------------
Balance at June 30, 2003, net of
    accumulated amortization        $   44,105        $    1,810
Walsh acquisition                       19,311             5,199
Amortization expense                        --              (287)
                                    ----------        ----------
Balance at March 31, 2004, net of
accumulated amortization            $   63,416        $    6,722
                                    ==========        ==========

      Intangible assets totaled $6.7 million, net of accumulated amortization of $0.6 million, at March 31, 2004. Of this amount, $0.2 million represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for intangible assets is expected to approximate $0.7 million each year between 2004 and 2014 and $0.2 million from 2015 to 2018.

                                     Goodwill           Intangible Assets
                              ---------------------   ---------------------
                              March 31,   June 30,    March 31,    June 30,
      (in millions)              2004        2003        2004        2003
                              ---------   ---------   ---------   ---------
SEGMENT:
Wholesale drug distribution   $    51.6   $    32.3   $     5.1   $     0.2
PBI                                10.4        10.4         1.6         1.7
Software                            1.4         1.4          --          --
                              ---------   ---------   ---------   ---------
     Total                    $    63.4   $    44.1   $     6.7   $     1.9
                              =========   =========   =========   =========

NOTE 5. EARNINGS PER SHARE

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows :

                                                  Three Months ended March 31, 2004         Three Months ended March 31, 2003
                                              ----------------------------------------  ----------------------------------------
                                                Income           Shares      Per-share    Income          Shares       Per-share
(in thousands, except for per share amounts)  (Numerator)  (Denominator)(1)    Amount   (Numerator)  (Denominator)(1)    Amount
                                              ----------------------------------------  ----------------------------------------
Basic Earnings per Share:
Net income available to common stockholders     $ 5,404          13,928       $  0.39     $ 4,235         14,334        $  0.30

Effect of Diluted Securities:
Options                                              --             180                        --            125
Convertible securities                              (30)             --                       (47)            --
                                                -----------------------                   ----------------------
Diluted Earnings  per Share:
Net income available to common stockholders
plus assumed conversions                        $ 5,374          14,108       $  0.38     $ 4,188         14,459        $  0.29
                                                =====================================     =====================================

(1) Outstanding shares computed on a weighted average basis

                                                  Nine Months ended March 31, 2004           Nine Months ended March 31, 2003
                                              ----------------------------------------  ----------------------------------------
                                                Income           Shares      Per-share    Income          Shares       Per-share
(in thousands, except for per share amounts)  (Numerator)  (Denominator)(1)    Amount   (Numerator)  (Denominator)(1)    Amount
                                              ----------------------------------------  ----------------------------------------
Basic Earnings per Share:
Net income before cumulative effect of
accounting change, net                        $    7,048        13,937       $   0.51   $    9,772        14,453       $    0.67
Cumulative effect of accounting change, net           --            --                      (4,249)           --           (0.29)
                                              ---------------------------------------   ----------------------------------------
Net income available to common stockholders        7,048        13,937           0.51        5,523        14,453            0.38

Effect of Diluted Securities:
Options                                               --           207                          --           179
Convertible securities                              (147)           --                        (128)           --
                                              ------------------------                  ------------------------
Diluted Earnings per Share:
Net income available to common stockholders
plus assumed conversions                      $    6,901        14,144       $   0.49   $    5,395        14,632       $    0.37
                                              =======================================   ========================================

(1) Outstanding shares computed on a weighted average basis

      As of March 31, 2004 and 2003, stock options to purchase 1.3 million and
1.1 million shares respectively were not dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 6. COMPREHENSIVE INCOME

      The Company's comprehensive income consists of net income and the net change in value of cash flow hedge instruments as follows: (in thousands)

                                                  Three Months Ended         Nine Months Ended
                                                       March 31,                 March 31,
                                                 --------------------     ----------------------
                                                   2004        2003         2004          2003
                                                 -------     --------     --------      --------
Net income                                       $ 5,404     $  4,235     $  7,048      $  5,523
Change in value of cash flow hedge, net of tax        18           (6)         375          (419)
                                                 -------     --------     --------      --------
Total comprehensive income                       $ 5,422     $  4,229     $  7,423      $  5,104
                                                 =======     ========     ========      ========

NOTE 7. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At March 31, 2004, the Company was party to a standby letter of credit of $750,000 and was the guarantor of certain customer obligations totaling approximately $300,000. Management does not expect any material losses to result from these off-balance-sheet items.

      The Company has entered into an agreement with Parata Systems, LLC to become the exclusive distributor of their robotic dispensing system (RDS) for independent and regional pharmacies in a 23-state region and Puerto Rico. The Parata RDS is specifically designed to meet the needs of retail pharmacies by automating up to 150 prescriptions per hour. The RDS uses a bar-coded maintenance system to ensure accuracy and eliminate potential for operator error. The Parata RDS can be a significant tool to increase efficiency, effectiveness and accuracy, and provide pharmacists with more time for interactions with patients. As part of the agreement, the Company has committed to purchase machines during a period that ends March 2006. At March 31, 2004, the remaining purchase commitment is approximately $36 million.

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's press releases and reports filed with the Securities and Exchange Commission between April 23, 2001 and September 16, 2002 were materially false and misleading in that they failed to disclose that the Company's results were based, in material part, on arrangements with a single supplier which the Company allegedly knew could not be sustained. The complaint also claims that as a result of the alleged omissions, the market prices of the Company's common shares during the period were artificially inflated. The complaint seeks unspecified compensatory damages. The Company believes that the complaint describes types of transactions in which the Company has not engaged, contains a number of inaccurate statements, does not state any valid cause of action and that the Company will have substantial meritorious defenses to the complaint. The Defendants intend to vigorously defend the claims.

NOTE 8. LONG-TERM DEBT

      On March 31, 2003, the Company announced that it had entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased the Company's maximum available credit from $430 million to $600 million. The new single credit facility replaced a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at March 31, 2004 was approximately $435 million of which approximately $52 million was unused. The interest rate on the credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.34% at March 31, 2004. Borrowings under the credit facility are reported as long-term debt in the Company's financial statements.

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

                                    For The Three Months Ended             For the Nine Months Ended
                                 ---------------------------------     ---------------------------------
       (in thousands)            March 31, 2004     March 31, 2003     March 31, 2004     March 31, 2003
                                 ---------------------------------     ---------------------------------
Net Sales  -
  Wholesale drug distribution      $  831,071         $  625,965         $1,813,795         $1,685,698
  PBI                                   2,100              1,979              6,697              5,682
  Software/Other                          762                674              2,934              2,047
                                   -----------------------------         -----------------------------
    Total                          $  833,933         $  628,618         $1,823,426         $1,693,427

Gross Profit -
  Wholesale drug distribution      $   32,422         $   24,501         $   63,960         $   61,986
  PBI                                   2,100              1,979              6,697              5,682
  Software/Other                          655                538              2,063              1,625
                                   -----------------------------         -----------------------------
    Total                          $   35,177         $   27,018         $   72,720         $   69,293

Pre-tax earnings  -
  Wholesale drug distribution      $    8,060         $    6,187         $    8,560         $   13,820
  PBI                                     878              1,001              3,043              2,741
  Software/Other                          194                179                890                582
                                   -----------------------------         -----------------------------
    Total                          $    9,132         $    7,367         $   12,493         $   17,143

      The increase in total assets from the Company's 2003 Annual Report relates primarily to increased inventory levels and the acquisition of Walsh that are all included in the Wholesale drug distribution segment. Prior period segment information has been reclassified to reflect PBI separately since PBI now exceeds certain reporting criteria. There are no other differences in the basis of segmentation or in the basis of measurement of segment profit or loss.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of March 31, 2004 and June 30, 2003, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2004 and March 31, 2003, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2003 Annual Report to Stockholders.

FORWARD LOOKING STATEMENTS

      Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such forward-looking statements are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those currently anticipated due to a number of factors, including without limitation, the competitive nature of the wholesale pharmaceutical distribution industry with many competitors having substantially greater resources than D&K Healthcare, the Company's ability to maintain or improve its operating margins with the industry's competitive pricing pressures, the Company's customers and suppliers generally having the right to terminate or reduce their purchases or shipments on relatively short notice, changes in the Company's prime vendor status with cooperative purchasing groups, the availability of investment purchasing opportunities, the changing business and regulatory environment of the healthcare industry in which the Company operates, including manufacturers' pricing or distribution policies or practices, the loss of one or more key suppliers for which alternative sources may not be available, changes in private and governmental reimbursement or in the delivery systems for healthcare products, changes in interest rates, ability to complete and integrate acquisitions successfully, and other factors set forth in reports and other documents filed by D&K Healthcare with the Securities and Exchange Commission from time to time. The reader should not place undue reliance on forward-looking statements, which speak only as of the date they are made. D&K Healthcare undertakes no obligation to publicly update or revise any forward-looking statements.

      We have renamed the national pharmacy chains trade class the "national accounts" trade class. Given the changing composition of this class of trade we feel this new name is more reflective of the broader nature of the business. This is a name change only; we have not changed or restated the financial results in any way.

RECENT TRENDS AND EVENTS

      Changing behavior on the part of pharmaceutical manufacturers is impacting and will continue to impact how distributors generate earnings. Three important changes we have noted include changes in the timing of product price increases, tightening of control over inventory in the distribution channel resulting in fewer opportunities to purchase inventory from sources other than the original manufacturer, and a transition to "fee for service" compensation models which generally reduce the ability to accumulate inventory positions ahead of price increases. With these changes, and with others likely over time, we expect that our business model and earnings growth will evolve to reflect that of our core business. We refer to our "Core" operations as the combination of our "independent and regional pharmacies" trade class and the "other healthcare providers" trade class. Customers in both of these classes of trade rely on D&K as their primary pharmaceutical and over-the-counter products supplier. We are servicing these customers on a daily basis from one of our seven full-service distribution centers. We have taken several important steps to position D&K for this change in pharmaceutical manufacturers' behavior. We have strengthened and broadened our core business through the acquisition of Walsh HealthCare Solutions. As a result of the Walsh acquisition, we expect our net sales and profits to increase. Walsh generated net sales of approximately $900 million in its fiscal year ended April 30, 2003 and pre-tax income of approximately $4.8 million, excluding non-recurring items. We feel that the Walsh acquisition will provide modest earnings accretion in fiscal 2004 and significant accretion in fiscal 2005. We have positioned our national accounts business with a flexible cost structure with minimal fixed costs, so that we can maintain a presence and take advantage of opportunities if and when they exist. We also anticipate continued industry consolidation, which may provide additional acquisition opportunities.

      On March 26, 2004, our Texarkana distribution center ceased operations. This facility was acquired as part of the Walsh HealthCare Solutions transaction in December 2003. The closing of this facility will not have a material impact on our financial statements.

      On April 26, 2004, we filed a Form S-3 shelf registration statement that will allow us to sell, from time to time in one or more offerings, up to $200 million of any combination of debt and equity securities described in the registration statement. At this time, we do not have any plans to sell any of these securities. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any securities.

      In April 2004, we received proceeds for the settlement of an antitrust class action lawsuit amounting to $2.3 million ($1.4 million, after tax) that will reduce cost of sales in our fourth fiscal quarter.

RESULTS OF OPERATIONS

      NET SALES Net sales increased $205.3 million to $833.9 million, or 32.7%, for the three months ended March 31, 2004, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $255.0 million to $541.0 million, or 89.2%. Approximately 78% of the increase relates to sales from the newly acquired Walsh subsidiary. Approximately 15% of the increase relates to new business with the balance tied to same store growth. National accounts sales decreased $42.6 million to $261.2 million, or 14.0%, compared to last year primarily due to changes in pharmaceutical manufacturers' inventory management practices that reduced the availability of attractively priced purchase opportunities. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will continue to decline.

      Net sales increased $130.0 million to $1,823.4 million, or 7.7%, for the nine months ended March 31, 2004, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $397.1 million to $1,257.3 million, or 46.2%. Approximately 63% of the increase related to Walsh sales. Approximately 25% of the increase relates to new business with the balance tied to same store growth. National accounts sales decreased $253.4 million to $472.8 million, or 34.9%, compared to last year primarily as a result of changes in pharmaceutical manufacturers' inventory management practices that reduced the availability of attractively priced purchase opportunities. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will continue to decline.

      GROSS PROFIT Gross profit increased $8.2 million to $35.2 million, or 30.2%, for the three months ended March 31, 2004, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.30% to 4.22% for the quarter ended March 31, 2004, compared to the corresponding period of the prior year. Walsh gross margin was consistent with the rest of D&K's wholesale drug distribution segment. The increase in gross profit in the wholesale drug distribution segment was due to the addition of Walsh and additional sales related to new business and same store growth offset by lower national accounts sales and continued pricing pressure on new and existing business.

      Gross profit increased $3.4 million to $72.7 million, or 4.9%, for the nine months ended March 31, 2004, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.09% to 3.99% for the quarter ended March 31, 2004, compared to the corresponding period of the prior year. The increase in gross profit in the wholesale drug distribution segment was due to the addition of Walsh and additional sales related to new business and same store growth. The increase also included a legal settlement received during the second quarter totaling $0.8 million that reduced cost of sales. The decrease in gross margin relates to lower national accounts sales and continued pricing pressure on new and existing business.

      OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $6.6 million to $21.4 million, or 44.1%, for the three months ended March 31, 2004 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.57%, a 20 basis point increase from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh-related operating expenses during the quarter.

      Operating expenses (including depreciation and amortization) increased $8.5 million to $50.5 million, or 20.4%, for the nine months ended March 31, 2004 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.77%, a 29 basis point increase from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh-related operating expenses during the quarter.

      INTEREST EXPENSE, NET Net interest expense increased $1.7 million to $4.5 million, or 62.8%, for the three months ended March 31, 2004, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.54% from 0.44%, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels driven by financing the purchase of Walsh.

      Net interest expense increased $1.8 million to $10.0 million, or 22.1%, for the nine months ended March 31, 2004, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.55% from 0.48%, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels driven by financing the purchase of Walsh in combination with higher average investment in inventory.

      INCOME TAX PROVISION Our effective income tax rate was 39.0% for the three months and nine months ended March 31, 2004, compared to 39.5% for the corresponding period of the prior year. These rates were different from the statutory blended Federal and state rates primarily because of the impact of state income taxes. Our effective rate is lower than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

      MINORITY INTEREST Minority interest was $0.2 million for the three months ended March 31, 2004, and for the corresponding period of the prior year. Minority interest was $0.6 million for the nine months ended March 31, 2004 compared to $0.5 million in the corresponding period of the prior year. The increase relates to higher earnings at PBI as a result of higher sales.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET As a result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we recognized an impairment loss of approximately $7.0 million ($4.2 million net of tax) during the first quarter of fiscal 2003. This impairment resulted from an appraisal valuation and related to goodwill originally established for the acquisition of Jewett Drug Co. No such adjustment was required in the current period.

LIQUIDITY AND CAPITAL RESOURCES

      We generally meet our working capital requirements through a combination of internally generated funds, borrowings under the revolving line of credit and trade credit from our suppliers.

      We use the following ratios as key indicators of our liquidity and working capital management:

                                    MARCH 31,        JUNE 30,
                                      2004            2003
                                   ----------       ----------
Working capital (1) (000s)         $  458,533       $  215,639
Current ratio                       2.70 to 1        2.14 to 1

(1) Working capital is total current assets less total current liabilities on our balance sheet. The current ratio is calculated by dividing total current assets by total current liabilities.

      Working capital and current ratio at March 31, 2004 are higher than June 30, 2003 levels. The acquisition of Walsh added approximately $97.2 million of working capital at March 31, 2004. Inventory levels increased at other locations due to higher inventory requirements as the result of increased sales and the impact of increased product cost due to normal inflation.

      On March 31, 2003, we entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased our available credit from $430 million to $600 million. The new single credit facility replaced a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at March 31, 2004 was approximately $435 million of which approximately $52 million was unused. The increase in the total credit available relates to the additional inventory and receivables including those acquired in the Walsh transaction. The Walsh acquisition and the increase in inventory levels account for the increase in outstanding long-term debt as the credit facility was used as the source of funds. The interest rate on the credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.34% at March 31, 2004.

      Under the terms of the credit facility, we are required to comply with certain financial covenants, including those related to a fixed charge coverage ratio and tangible net worth. We are also limited in our ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of our lenders. We are in compliance with the debt covenants as of March 31, 2004.

      Net cash used in operating activities totaled $166.7 million for the nine months ended March 31, 2004 with net cash used in operating activities of $22.9 million in the prior year. This increase is primarily the result of increases in inventory.

      We invested $3.5 million in capital assets in the nine months ended March 31, 2004 compared with $2.0 million in the previous year. Current year additions relate primarily to the expansion of our Cape Girardeau distribution center. The prior year expenditures were primarily related to leasehold improvements associated with our new corporate offices that were completed during fiscal 2003. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

      Net cash inflows provided by financing activities totaled $270.9 million for the nine months ended March 31, 2004 with net cash provided by financing activities of $21.4 million for last year. Borrowings under our revolving line of credit related to the purchase of Walsh and to support our inventory levels produced this result. The prior year also included $80.0 million related to the repurchase of receivables upon the termination of the accounts receivable securitization program.

      Stockholders' equity increased $6.4 million to $176.5 million at March 31, 2004 from $170.1 million at June 30, 2003, due to the net earnings during the period offset by the impact of our purchase of treasury stock during the first quarter. As of March 31, 2004, 656,500 shares had been repurchased and the board authorization has expired. We believe that funds available under the credit facility, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.

      In May 2004, we entered into an interest rate swap agreement that effectively fixes the interest rate on $100 million of our revolving line of credit at a nominal rate of 3.15% through June 30, 2006. There was no up-front cost associated with this agreement.

CRITICAL ACCOUNTING POLICIES

      Refer to "Critical Accounting Policies" in our 2003 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

NEW ACCOUNTING STANDARDS

      Refer to Note 14 of Notes to Consolidated Financial Statements in our 2003 Annual Report on Form 10-K for a discussion of recently issued accounting standards. Our adoption of these new accounting standards did not have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings during fiscal 2003 plus an estimate of the amount borrowing will increase as a result of the Walsh acquisition, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.8 million in annual interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

PART LL. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's press releases and reports filed with the Securities and Exchange Commission between April 23, 2001 and September 16, 2002 were materially false and misleading in that they failed to disclose that the Company's results were based, in material part, on arrangements with a single supplier which the Company allegedly knew could not be sustained. The complaint also claims that as a result of the alleged omissions, the market prices of the Company's common shares during the period were artificially inflated. The complaint seeks unspecified compensatory damages. The Company believes that the complaint describes types of transactions in which the Company has not engaged, contains a number of inaccurate statements, does not state any valid cause of action and that the Company will have substantial meritorious defenses to the complaint. The Defendants intend to vigorously defend the claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits

              See Exhibit Index on page 19.

        (b)   Reports on Form 8-K

            1. On February 13, 2004, the registrant filed a Current Report on
               Form 8-K/A under Item 7 which provided the required financial information relating to its acquisition of Walsh HealthCare Solutions, Inc.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 D & K HEALTHCARE RESOURCES, INC.

Date: May 12, 2004               By: /s/ J. Hord Armstrong, III
                                     ----------------------------------
                                             J. Hord Armstrong, III
                                             Chairman of the Board and
                                             Chief Executive Officer

                                 By: /s/ Thomas S. Hilton
                                     ----------------------------------
                                             Thomas S. Hilton
                                             Senior Vice President
                                             Chief Financial Officer
                                             (Principal Financial &
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

4.3* Agreement and Plan of Merger dated as of October 21, 2003 between D&K Healthcare Resources, Inc., Walsh HealthCare
                  Solutions, Inc. and D&K Acquisition Corp, filed as an exhibit to registrant's Current Report on Form 8-K dated December 15,
                  2003.

31.1**            Section 302 Certification of Chief Executive Officer.

31.2**            Section 302 Certification of Chief Financial Officer.

32**              Section 906 Certification of Chief Executive Officer and Chief
                  Financial Officer.

*      Incorporated by reference.

**     Filed herewith.