Form 10-K
period 2004-06-30
D & K HEALTHCARE RESOURCES INC
filed 2004-09-13
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004           Commission File Number 0-20348

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $135,319,457 as of September 7, 2004.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 07, 2004, 14,057,449 shares of Common Stock, par value $.01, were outstanding.

Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the Part of this report indicated below:

Part II - Registrant's 2004 Annual Report to Stockholders

Part III - Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders

                                     PART I

Item 1. Business

GENERAL

      D&K Healthcare Resources, Inc. is a full-service wholesale distributor of branded and generic pharmaceuticals and over-the-counter healthcare and beauty aid products. We serve three classes of customers:

      - INDEPENDENT AND REGIONAL PHARMACIES: Located in 27 states primarily in the Midwest, Upper Midwest and South, these D&K customers generally operate single or multisite locations in one or more states.

      - NATIONAL ACCOUNTS: D&K national account customers generally operate a large number of locations in multiple regions of the United States.

      - OTHER HEALTHCARE PROVIDERS: These D&K customers include hospitals, alternate-site care providers and pharmacy benefit management companies located in our 27-state primary distribution territory.

      We serve our customers by distributing a broad range of products through eight distribution facilities located in Missouri, Kentucky, Minnesota, Arkansas, South Dakota and Texas. We also offer a number of proprietary information systems, marketing programs and other business management solutions to assist customers in operating and growing their businesses. In addition, D&K owns a 70 % equity stake in Pharmaceutical Buyers, Inc. ("PBI"), an industry leader in alternate site group purchasing services located in Broomfield, CO. In June 2004, the Company reached agreement to acquire the remaining 30% interest in PBI, and is expected to close this transaction by September 30, 2004.

      Sales to independent and regional pharmacies consist of branded pharmaceuticals (approximately 89% of net sales in fiscal 2004), generic pharmaceuticals (approximately 8% of net sales in fiscal 2004) and over-the-counter health and beauty aid products (approximately 3% of net sales in fiscal 2004). Our national accounts trade class sales are predominantly branded pharmaceuticals.

      On December 5, 2003, the Company acquired 100 % of the outstanding common stock of Walsh HealthCare Solutions, Inc. ("Walsh") of Texarkana, Texas. Walsh is a full-service pharmaceutical distributor with distribution centers located in San Antonio, Texas and Paragould, Arkansas.

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

      In July 2001, as part of the secondary stock offering, we increased our ownership percentage in PBI to 68%, and in August 2001 we increased our ownership another 2%. We increased our ownership by exchanging PBI stock for shares of D&K common stock as provided for in the acquisition agreement for our initial 50% ownership interest. We describe these transactions more fully in
Note 2 to our consolidated financial statements.

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

      Wholesale pharmaceutical distributors are an important distribution channel for pharmaceutical manufacturers, accounting for approximately 73% of the $212.7 billion of prescription drug sales to retailers and institutions during 2003. Wholesale pharmaceutical distribution industry sales increased from $2.4 billion in 1970 to an estimated $155.2 billion in 2003, growth we expect to continue. Several principal factors contribute to this historical and anticipated growth:

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

      - INCREASED PHARMACEUTICAL USE: In recent years, a number of factors have contributed to the growth in drug-based therapies to prevent and treat disease. These include increased research and development spending by manufacturers leading to new pharmaceutical introductions, the lower costs of drug-based therapy relative to surgery, and increased direct-to-consumer advertising by manufacturers.

      - IMPORTANCE OF WHOLESALE DISTRIBUTION CHANNEL: In response to the rising costs and complexity of inventory management and product distribution, pharmaceutical manufacturers are relying increasingly on wholesale distributors to fill these functions more efficiently. Over the past decade, as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products have risen, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers. Drug wholesalers are generally able to offer their customers and suppliers more efficient distribution and inventory management than pharmaceutical manufacturers. As a result, from 1990 to 2003, the percentage of total pharmaceutical sales through wholesale distributors increased from approximately 57% to approximately 73%.

      - RISING PHARMACEUTICAL PRICES. For more than a decade, the manufacturers' price increases for branded pharmaceuticals have met or exceeded the overall increases in the Consumer Price Index. We believe this trend will continue largely because the relatively inelastic demand for branded pharmaceuticals supports the higher prices charged for patented drugs as manufacturers attempt to recoup costs associated with developing, testing, and seeking U.S. Food and Drug Administration approval of new products. From 1990 to 2003, the average retail price of a prescription increased from $22.06 to $57.48.

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

      We operate on a fiscal year-end of June 30. Unless otherwise indicated, all further references to "2004," "2003," and "2002" in this document will mean our fiscal years ended June 30, 2004, June 30, 2003, and June 30, 2002, respectively.

NET SALES

                                                2004                        2003                        2002
                                      ---------------------       ---------------------       ---------------------
(Dollars In Thousands)                   AMOUNT     PERCENT          AMOUNT     PERCENT          AMOUNT     PERCENT
                                      -----------   -------       -----------   -------       -----------   -------
Independent and regional pharmacies   $ 1,820,312     71.6%       $ 1,156,460     52.0%       $ 1,089,326     44.4%
National accounts                         593,733     23.4%           929,582     41.8%         1,246,654     50.8%
Other healthcare providers                113,697      4.5%           126,333      5.7%           107,517      4.4%
PBI / Software sales                       13,448      0.5%            11,013      0.5%            10,251      0.4%
                                      -----------   ------        -----------   ------        -----------   ------
         Total                        $ 2,541,190    100.0%       $ 2,223,388    100.0%       $ 2,453,748    100.0%
                                      ===========   ======        ===========   ======        ===========   ======

      During 2004, 2003 and 2002, our 10 largest customers accounted for approximately 28.4%, 43.1%, and 56.4%, respectively, of our net sales. Our largest customer during 2004 accounted for approximately 7% of our net sales. Our largest customer in 2003 and 2002 accounted for approximately 9% and 24% of our net sales, respectively.

Independent and Regional Pharmacies

      Since our inception, one of our primary strategies has been to focus on serving the specialized needs of independent and regional pharmacies. While our larger national competitors increasingly organize their businesses around serving the primary needs of national pharmacy chains and national contracts with group purchasing organizations and pharmacy benefit managers, we are organized to profitably and efficiently provide all of our services to our independent and regional pharmacy customers in 27 states, primarily in the Midwest, Upper Midwest, and South from our seven full-service distribution centers in six states. Our independent and regional pharmacy business grew from $1,089.3 million in net sales in 2002 to $1,820.3 million in 2004.

      Our product offerings to independent and regional pharmacies consist of more than 40,000 SKUs, including branded and generic pharmaceuticals and over-the-counter health and beauty aid products. We deliver these products directly to the stores of our independent pharmacy customers and deliver both to the stores and warehouses of our regional pharmacy customers if they maintain centralized inventory.

      Our decentralized organization allows our distribution centers to form strong, attentive and responsive business relationships with our independent and regional pharmacy customers. Each center has the personnel and capabilities to autonomously provide customized distribution, information systems, inventory management and other services to our local independent and regional pharmacy customers. We fulfill our customers' orders with a high degree of speed and accuracy and we believe that they value our flexibility and willingness to meet and accommodate their special requests and needs. We believe that the large national wholesale distributors, which are organized to serve primarily large national pharmacies and national contracts, do not have the operating flexibility to service independent and regional pharmacies as we do.

National Accounts

      We have a significant business serving as a secondary supplier of high-volume branded pharmaceuticals to national pharmacies and other national accounts that is built on our strong independent and regional pharmacy business and our competitive position and solid relationships with pharmaceutical manufacturers. We provide our national account customers with more than 2,800 branded and generic bulk pharmaceuticals that we purchase from pharmaceutical manufacturers on favorable terms. Our net revenues from these sales have fallen from $1,246.7 million in 2002 to $593.7 million in 2004, primarily due to changes in pharmaceutical manufacturers' inventory management practices that reduced the availability of attractively priced purchase opportunities. As a percentage of our total net sales, national accounts has fallen from 42% in 2003 to 23% in 2004. We anticipate that in future periods this percentage will be in the 10-15% range of total net sales as independent and regional pharmacy sales continue to grow. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will continue to decline.

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

      Principal elements of our service offering to our customers include:

      - Order entry and confirmation systems: These include DirectKonnect(SM), a proprietary order entry/order confirmation system, that completely automates all order creation, transmission and confirmation operations, and PARTNERS(SM), a fully automated and customizable replenishment software system which helps pharmacies more efficiently coordinate product supply and demand. These proprietary order entry and confirmation systems help customers improve their margins and significantly reduce their working capital needs through effective inventory management.

      - Dispensing management systems: SCRIPTMASTER(R) gives customers computerized order entry, point-of-sale capabilities, inventory control, patient histories, drug interactions and pharmacy reimbursement. This service provides pharmacies with cost savings and enhanced efficiencies as well as manufacturers with valuable prescription histories.

      - Merchandising and marketing services: Under our MedPlus(R) identity program, we plan and coordinate cooperative advertising programs for our customers and provide various promotional products, including single-source generics from leading pharmaceutical manufacturers at highly competitive prices. MedPlus(R) also offers new product introduction programs, point-of-sale materials, calendars, blood pressure testing units, automatic new product distribution, rack jobbing, store fixtures and retail employee training programs. Other services offered under MedPlus(R) include: retail merchandising, inventory management systems, electronic order entry, shelf labels and price stickers, private label products, monthly feature promotions, home healthcare marketing programs, store layout assistance, business management reports, pharmacy computer systems and monthly catalogs.

OPERATIONS

      We are an organization of locally managed pharmaceutical wholesale distribution centers. Each distribution center has its own executive, sales and operations staff. These operations use our corporate staff for procurement, marketing, financial, legal, information systems and executive management resources; the corporate staff also manages assets and working capital. Our decentralized sales and distribution network, combined with our centralized procurement and corporate support, enable us to provide high levels of specialized customer service while minimizing administrative expenses and maximizing volume discounts for product purchases.

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

      During the fourth quarter of fiscal 2004, we completed the expansion of our Cape Girardeau, Missouri distribution center. We added 60,000 square feet to the existing building to nearly double the size of the facility. In addition to expanding the facility size, we installed new automated machinery and equipment including sophisticated materials handling equipment for receiving, storing and distributing large quantities and varieties of products.

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

      We purchase products from approximately 1,200 suppliers. During 2004 and 2003, our 10 largest suppliers accounted for approximately 54% and 57%, respectively, of our purchases by dollar volume. Our largest supplier accounted for approximately 16% (by dollar volume) of our purchases during 2004 and approximately 8% (by dollar volume) of our purchases during 2003. The increase in percentage purchases from our largest single supplier between 2004 and 2003 was primarily the result of an industry merger. The majority of our supply contracts are terminable by either party upon short notice and without penalty, a common industry practice. We believe that our relationships with our suppliers are strong.

MANAGEMENT INFORMATION SYSTEMS

      Each of our distribution centers operates as a distinct business with complete system functionality including sales order, inventory, and transportation management; customer service; accounts payable and receivable; general ledger; and financial reporting.

      We use the PeopleSoft EnterpriseOne, formerly JD Edwards OneWorld(TM), product as our Enterprise Resource Planning (ERP) software package to integrate all these functions, which were previously maintained separately by each distribution center. Completed in July 2003, the new system consolidates operations in St. Louis and Cape Girardeau, Missouri, and provides us with significantly improved operations management and financial reporting systems. We are in process of converting the Walsh distribution centers to our system. The Paragould location was converted in July 2004 and the San Antonio location is scheduled to be converted in the second quarter of fiscal 2005.

BUYING GROUP

      In November 1995, we purchased 50% of Pharmaceutical Buyers, Inc. (PBI), a Colorado-based group purchasing organization. PBI, with over 3,600 member organizations, is one of the largest pharmaceutical group purchasing organizations in the United States. PBI's members include long-term care providers, home infusion providers and medical equipment distributors. In connection with our secondary stock offering in July 2001, we increased our ownership in PBI to 68%, and acquired an additional 2% in a subsequent transaction in August 2001. The resulting consolidation of PBI's operations increased our gross profit and gross margin percentage but had no effect on earnings per share. PBI represented 0.3% of our net sales in both 2004 and 2003 and 8.5% and 8.6% of our gross profit in 2004 and 2003, respectively.

      In June 2004, the Company reached agreement to acquire the remaining 30% interest in PBI for $12.4 million. This transaction is subject to certain financing contingencies, but is expected to close by September 30, 2004.

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

EMPLOYEES

      As of August 31, 2004, we employed 784 persons; 737 were full-time employees. Approximately 31 employees at our Minneapolis distribution center are covered by a collective bargaining agreement with the Miscellaneous Drivers, Helpers and Warehousemen's Union, Local 638, which expires in March 2008. Approximately 14 employees at our Jewett Drug Co. subsidiary are covered by a collective bargaining agreement with the General Drivers and Helpers Union Local 749, affiliated with the International Brotherhood of Teamsters, which expires February 29, 2008. We believe we have good employee relations.

FORWARD-LOOKING STATEMENTS

      Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such forward-looking statements are inherently subject to risks and uncertainties such as those listed below and elsewhere in this report, which among others, should be considered in evaluation our future financial performance. The reader should not place undue reliance on forward-looking statements, which speak only as of the date they are made. D&K Healthcare undertakes no obligation to publicly update or revise any forward-looking statements.

FACTORS THAT MAY IMPACT FUTURE RESULTS

            The risks and uncertainties described below are those that we currently believe may materially affect our company. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect our Company in the future. If any of the risks discussed below actually occur, our business, financial condition, operating results, cash flows or prospects could be materially adversely affected.

            INTENSE COMPETITION IN THE WHOLESALE PHARMACEUTICAL DISTRIBUTION INDUSTRY COULD CAUSE OUR SALES AND MARGINS TO DECLINE. The wholesale distribution of pharmaceuticals is highly competitive, with national and regional distributors competing primarily on the basis of service and price. Other competitive factors include delivery service, credit terms, breadth of product line, customer support and merchandising, information system services and marketing programs. We compete with:

      -     large, national distributors;

      -     local and regional wholesalers;

      -     manufacturers;

      -     generic pharmaceutical telemarketers; and

      -     specialty distributors.

            Our national competitors have significantly greater financial, distribution and marketing resources than we do. Moreover, our industry has experienced significant consolidation in recent years and, as a result, some of our competitors have significantly increased their advantage in such resources. Additionally, the products we distribute are generally available to our customers from multiple sources and many of our customers also utilize other wholesale distributors. Our competitors could obtain exclusive rights from manufacturers to market particular products that currently are not subject to exclusive distribution arrangements or which are currently distributed by us, which could cause us to lose sales or customers and our margins could decline. In addition, manufacturers could elect to sell a higher proportion of their products directly to customers, which would decrease the demand for such products from wholesale distributors and increase competition. We cannot assure you that we will not encounter increased competition in the future or that we will be able to keep our market share because of the high level of competition in our industry.

            OUR BUSINESS COULD BE ADVERSELY AFFECTED IF RELATIONS WITH ANY OF OUR SIGNIFICANT SUPPLIERS ARE TERMINATED. Our ability to purchase pharmaceuticals, or to expand the scope of pharmaceuticals purchased, from a particular supplier is largely dependent upon such supplier's assessment of our creditworthiness and our ability to resell the products we purchase. We are also dependent upon our suppliers' continuing need for, and willingness to utilize, our services. If we cease to be able to purchase pharmaceuticals from any of our significant suppliers, such occurrence could have a material adverse effect on our business, results of operations and financial condition because many suppliers own exclusive patent rights and are the sole manufacturers of certain pharmaceuticals. If we were to become unable to purchase patented products from any such supplier, we would be required to purchase such products from other distributors on less favorable terms, and our profit margin on the sale of such products could be eliminated. Substantially all of our agreements with suppliers are terminable by either party upon short notice and without penalty.

            OUR INDUSTRY HAS EXPERIENCED DECLINING MARGIN PERCENTAGES IN RECENT YEARS AND, IF THIS TREND CONTINUES, OUR BUSINESS COULD BE ADVERSELY AFFECTED. Over the past decade, participants in the wholesale pharmaceutical distribution industry have experienced declining gross and operating margin percentages. Industry sources estimate that the average gross margin percentage of companies in the industry has decreased from approximately 7.35% in calendar year 1990 to approximately 4.33% in calendar year 2002. Our gross margin percentage decreased from approximately 6.74% in fiscal year 1992 to approximately 4.07% in fiscal year 2004, primarily as a result of pricing pressures reducing margins. Currently, profitability of wholesale distributors, including us, is largely dependent upon earning volume incentives, cash discounts and rebates from pharmaceutical manufacturers. Our profitability is also partially dependent on our ability to purchase inventory in advance of anticipated or known manufacturer price increases. Although investment buying opportunities may enable us to increase our gross margin percentage when manufacturers increase prices, such buying requires subjective assessments of future price changes as well as significant working capital. If our gross margin percentages decline significantly, or if our assessments of future price changes are incorrect, or if we do not have the necessary working capital to take advantage of buying opportunities, our profitability could be materially adversely affected.

            CHANGES IN VENDOR SUPPLY CHAIN MANAGEMENT POLICIES AND THE USE OF INVENTORY MANAGEMENT AGREEMENTS IN THE PHARMACEUTICAL DISTRIBUTION INDUSTRY COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. Our business is dependent on our ability to purchase pharmaceutical products. We historically invested capital in pharmaceutical inventory to take advantage of relevant market dynamics, including anticipated manufacturer price increases. We have recently seen changes in vendor supply chain management policies related to product availability, including the use of inventory management agreements. Inventory management agreements generally provide for the distributor to be compensated on a negotiated basis to help manufacturers better match their shipments to meet market demand, thereby resulting in less surplus inventory available to the distributor. Continued changes in vendor policies related to product availability may limit our ability to leverage our resources and could adversely impact our business and results of operations.

            THE LOSS OF ONE OR MORE OF OUR LARGEST CUSTOMERS OR A SIGNIFICANT DECLINE IN THE LEVEL OF PURCHASES MADE BY ONE OR MORE OF OUR LARGEST CUSTOMERS COULD HURT OUR BUSINESS BY REDUCING OUR REVENUES AND EARNINGS. Our 10 largest customers accounted for approximately 28% (by dollar volume) of our revenues during fiscal 2004 and approximately 43% (by dollar volume) of our revenues during fiscal 2003. Our largest customer accounted for approximately 7% (by dollar volume) of our revenues during fiscal 2004 and approximately 9% of our revenues during fiscal 2003. As is customary in our industry, our customers are generally permitted to terminate our relationship or reduce purchasing levels on relatively short notice and without penalty. Termination of a relationship by a significant customer or a significant decline in the level of purchases made by a significant customer could have a material adverse effect on our business, results of operations and financial condition. Additionally, an adverse change in the financial condition of a significant customer, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our ability to collect our receivables from the customer and the volume of our sales to the customer.

            OUR SALES COULD DECLINE IF WE WERE TO LOSE OUR PRIME VENDOR STATUS WITH A COOPERATIVE PURCHASING GROUP. We have contracted with several cooperative purchasing groups to be their primary vendor. While we continue to contract directly with the members of these purchasing groups, members are entitled to the pricing we have negotiated with the groups. The majority of our independent and regional customers are members of these cooperative purchasing groups. If a cooperative purchasing group elected not to renew its contract with us, we cannot assure you that all or any of our individual customers that are members of that purchasing group would continue to purchase products from us. If a significant number of customers were to elect not to continue to purchase products from us, our sales would decline.

            OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE LOSE ANY MEMBERS OF OUR KEY PERSONNEL. We are dependent on the services of our senior management and on the relationships between our key personnel and our significant customers and suppliers. We have entered into employment agreements or non-competition agreements with four key members of our management team. The loss of certain members of our senior management, particularly our Chief Executive Officer, Chief Operating Officer or Chief Financial Officer, could have a material adverse effect on our business, results of operations and financial condition. We generally do not carry life insurance policies on the lives of our key senior managers or key purchasing or sales personnel. As is generally true in the industry, if any of our senior management or key personnel with an established reputation within the industry were to leave our employ, we cannot assure you that our customers or suppliers who have relationships with such person would not purchase products from such person's new employer, rather than from us, or would continue to sell products or inventory to us on terms at least as favorable as before such person's departure.

            OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO COMPLETE AND INTEGRATE ACQUISITIONS SUCCESSFULLY. One aspect of our growth and operating strategy is to pursue strategic acquisitions of other pharmaceutical wholesalers and companies that expand or complement our business. We cannot assure you that suitable acquisition candidates will be identified, that acquisitions can be consummated on acceptable terms, that any acquired companies can be integrated successfully into our operations or that we will be able to retain an acquired company's significant customer and supplier relationships or otherwise realize the intended benefits of any acquisition. Any such expansion could require significant capital resources and divert management's attention from our existing business. Such acquisitions could also result in liabilities being incurred that were not known at the time of acquisition or the creation of tax and accounting issues. Failure to accomplish future acquisitions could limit our revenues and earnings potential.

            CHANGES IN THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT US. The healthcare industry has undergone significant change in recent years as a result of various efforts to reduce costs, including proposed national healthcare reform, trends toward managed care, spending cuts in Medicare, consolidation of pharmaceutical and medical/surgery supply distributors, the development of large, sophisticated purchasing groups and efforts by third party payors to contain or reduce healthcare costs. Group purchasing organizations' contracting practices, especially those of larger entities serving hospital clients, have been subjected to government scrutiny and lawsuits in recent years, primarily from an antitrust perspective. We cannot predict whether these trends will continue or whether any other healthcare reform efforts will be enacted and what effect any such reforms may have on our practices and products or our customers and suppliers. Any future changes in the healthcare industry, including a reduction in governmental financial support of healthcare services, adverse changes in legislation or regulations governing the delivery or pricing of prescription drugs, healthcare services or mandated benefits may cause healthcare industry participants to significantly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly and adversely affect our revenues, margins and profitability.

            FEDERAL AND STATE LAWS THAT PROTECT PATIENT HEALTH INFORMATION MAY INCREASE OUR COSTS AND LIMIT OUR ABILITY TO COLLECT AND USE THAT INFORMATION. Our activities subject us to numerous federal and state laws and regulations governing the collection, dissemination, use, security and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related rules and regulations. The issuance of these regulations and of future judicial or regulatory guidance regarding the interpretation of regulations, the states' ability to promulgate stricter rules, and continuing uncertainty regarding many aspects of the regulations' implementation may make compliance with the relatively new regulatory landscape difficult. For example, our existing programs and systems may not enable us to comply in all respects with the new security regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. The new regulations and the related compliance costs could have a material adverse effect on our business.

            WE COULD BE ADVERSELY AFFECTED IF THERE ARE CHANGES IN THE REGULATIONS AFFECTING THE HEALTHCARE INDUSTRY OR IF WE FAIL TO COMPLY WITH CURRENT REGULATIONS APPLICABLE TO OUR BUSINESS. The healthcare industry is more heavily regulated than many other industries. As a distributor of certain controlled substances and prescription pharmaceuticals, we are required to register with and obtain licenses and permits from certain federal and state agencies and must comply with operating and security measures prescribed by those agencies. We are also subject to various regulations including the 1987 Prescription Drug Marketing Act, an amendment to the federal Food, Drug and Cosmetic Act, which regulates the purchase, storage, security and distribution of prescription pharmaceuticals. Our compliance with these regulations is monitored through periodic site inspections conducted by various governmental agencies. Any failure to comply with these regulations or to respond to changes in these regulations could result in penalties on us such as fines, restrictions on our operations or a temporary or permanent closure of our facilities. These penalties could harm our operating results. We cannot assure you that future changes in applicable laws or regulations will not materially increase the costs of conducting business or otherwise have a material adverse effect on our business, results of operations and financial condition.

            OUR OPERATIONS AND QUARTERLY RESULTS ARE SUBJECT TO SEASONALITY AND VARIABILITY. Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the third and fourth quarters and lowest in the first quarter of our fiscal year. As a result, we have historically achieved approximately 60% of our earnings in our third and fourth fiscal quarters. These fluctuations are attributable, in part, to the timing of product price increases enacted by manufacturers and to the winter cold and flu season. Our earnings may continue to vary materially from quarter to quarter due to these and other factors.

Item 2. Properties

      We conduct our business from a total of twelve office and warehouse facilities:

         LOCATION                               DESCRIPTION                   SQUARE FOOTAGE
----------------------------          -------------------------------         --------------
Cape Girardeau, Missouri (1)          Distribution and administration            126,000
Lexington, Kentucky (1)               Distribution and administration             61,900
Minneapolis, Minnesota (2)            Distribution and administration             63,000
Aberdeen, South Dakota (1)            Distribution and administration             40,000
Flower Mound, Texas (1)               Distribution and administration             70,100
Owensboro, Kentucky  (2)              Distribution and administration             34,000
Texarkana, Texas (1)                  Walsh headquarters                          40,600
San Antonio, Texas (1)                Distribution and administration            147,000
Paragould, Arkansas (2)               Distribution and administration             78,000
Caguas, Puerto Rico (1)               Distribution and administration              5,000
Boulder, Colorado (1)                 PBI headquarters                             5,500
St. Louis, Missouri (1)               Corporate offices                           31,765

-------------
1) Leased.

2) Owned.

      During fiscal 2004 we completed the expansion of our Cape Girardeau facility adding approximately 60,000 square feet to the current facility. In addition, in August 2004, we entered into a lease for a 180,000 square foot facility in McCalla, Alabama, which is near Birmingham. This facility is scheduled to become fully operational in the first calendar quarter of 2005. We believe our facilities are adequate to support our present business plans.

Item 3. Legal Proceedings

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's press releases and reports filed with the Securities and Exchange Commission between April 23, 2001 and September 16, 2002 were materially false and misleading in that they failed to disclose that the Company's results were based, in material part, on arrangements with a single supplier which the Company allegedly knew could not be sustained. The complaint also claims that as a result of the alleged omissions, the market prices of the Company's common shares during the period were artificially inflated. The complaint seeks unspecified compensatory damages. The Company believes that the complaint describes types of transactions in which the Company has not engaged, contains a number of inaccurate statements, does not state any valid cause of action and that the Company will have substantial meritorious defenses to the complaint. The Court has not selected lead class counsel and the Company has not yet had an opportunity to assert its defenses to the complaint. The Defendants intend to vigorously defend the claims.

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2004.

Item 4A. Executive Officers of the Registrant

      The name, age and position of each of our executive officers are set forth below.

      J. Hord Armstrong, III, 63, has served as Chairman of the Board, Chief Executive Officer and Treasurer, and a director since December 1987. Prior to joining us, Mr. Armstrong served as Vice President and Chief Financial Officer of Arch Mineral Corporation, a coal mining and sales corporation, from 1981 to 1987, and as its Treasurer from 1978 to 1981.

      Martin D. Wilson, 43, has served as President and Chief Operating Officer since January 1996, as Secretary from August 1993 to April 1999 and as a director since 1997. Mr. Wilson served as Executive Vice President, Finance and Administration from May 1995 to January 1996, as Vice President, Finance and Administration from April 1991 to May 1995, and as Controller from March 1988 to April 1991. Prior to joining us, Mr. Wilson was associated with KPMG Peat Marwick, a public accounting firm. Mr. Wilson serves as a Trustee of the St. Louis College of Pharmacy.

      Thomas S. Hilton, 52, has served as Senior Vice President and Chief Financial Officer since January 1999. Between May 1980 and June 1998, Mr. Hilton was employed by the Peabody Group, a coal mining and sales corporation in a variety of management positions including Vice President and Treasurer from March 1993 to May 1995, and Vice President and Chief Financial Officer from May 1995 to June 1998.

      Brian G. Landry, 48, has served as Senior Vice President of Operations and Chief Information Officer since January 2004. . Mr. Landry previously served as Vice President and Chief Information Officer from April 2000, Vice President, information systems product management from April 1999 to April 2000 and as Vice President and General Manager of our Minneapolis distribution center from November 1996 to April 1999. From October 1992 to October 1996, Mr. Landry was employed by Cardinal Health as a general manager of a distribution center.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The information set forth under the caption "Price Range Per Common Share" on the inside back cover of the registrant's 2004 Annual Report to Stockholders is incorporated herein by this reference.

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

                                     EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------
                                                                                        NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                                                                              FUTURE
                                NUMBER OF SECURITIES TO BE  WEIGHTED-AVERAGE EXERCISE   ISSUANCE UNDER EQUITY
                                 ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING        COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,             OPTIONS,            (EXCLUDING SECURITIES
                                   WARRANTS AND RIGHTS         WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
       PLAN CATEGORY                       (a)                         (b)                      (C)
------------------------------  --------------------------  -------------------------  ------------------------
Equity compensation plans
approved by stockholders                1,376,466                   $15.06                      329,433

Equity  compensation plans not
approved by stockholders                  126,250                   $11.64                           --
                                        ---------                   ------                      -------
           TOTAL                        1,502,716                   $14.78                      329,433
                                        =========                   ======                      =======

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                              (d) MAXIMUM
                                                                     (c) TOTAL NUMBER OF       NUMBER OF
                                                                           SHARES                SHARES
                              (a) TOTAL NUMBER                        PURCHASED AS PART     THAT MAY YET BE
                                     OF             (b) AVERAGE              OF             PURCHASED UNDER
                                   SHARES            PRICE PAID      PUBLICLY ANNOUNCED       THE PLANS OR
           PERIOD                 PURCHASED          PER SHARE        PLANS OR PROGRAMS         PROGRAMS
--------------------------    ----------------      -----------      -------------------    ----------------
August 2003                        56,500              $14.45              656,500                 0
                                   ------              ------              -------               ---
Total                              56,500              $14.45              656,500                 0
                                   ======              ======              =======               ===

In September 2002, the board of directors authorized the repurchase of up to 1.0 million shares, which expired in September 2003. During fiscal 2004, an additional 56,500 shares were repurchased under this authorization bring the total number of shares repurchased to 656,500.

Item 6. Selected Financial Data

      The information set forth under the caption "Financial Highlights" on the inside front cover of the registrant's 2004 Annual Report to Stockholders is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RECENT TRENDS

      Sales in the national accounts trade class are continuing to fall below expectations in the first two months of 2005, as fewer than anticipated product price increases enacted by pharmaceutical manufacturers have resulted in lower activity in this trade class. Changes in manufacturers' inventory management practices resulting in reduced availability of product have also impacted revenues in this trade class.

      Fewer than anticipated product price increases also resulted in lower gross profit margin in the independent and regional pharmacies trade class during the first two months of 2005. However, during this period sales trends in the trade class show continued growth which partially offset the effect of lower gross profit margins. We believe this sales growth reflects improved regional and independent retail pharmacy industry sales trends in the our service territory and the impact of new business.

      Changing behavior on the part of pharmaceutical manufacturers is impacting and will continue to impact how distributors generate earnings. Three important changes we have noted include changes in the timing of product price increases, tightening of control over inventory in the distribution channel resulting in fewer opportunities to purchase inventory from sources other than the original manufacturer, and a transition to "fee for service" compensation models which generally reduce the ability to accumulate inventory positions ahead of price increases. With these changes, and with others likely over time, we expect that our business model and earnings growth will evolve to reflect that of our core business. We refer to our "core" operations as the combination of our "independent and regional pharmacies" trade class and the "other healthcare providers" trade class. Customers in both of these classes of trade rely on us as their primary pharmaceutical and over-the-counter products supplier. We are servicing these customers on a daily basis from one of our seven full-service distribution centers. We have taken several important steps to position D&K for the change in pharmaceutical manufacturers' behavior. We have strengthened and broadened our core business through the acquisition of Walsh HealthCare Solutions. As a result of the Walsh acquisition, we expect our net sales and profits to increase. Walsh generated net sales of approximately $900 million in its fiscal year ended April 30, 2003 and pre-tax income of approximately $4.8 million, excluding non-recurring items. The Walsh acquisition provided modest earnings accretion in fiscal 2004 and we feel that there will be significant accretion in fiscal 2005. We have positioned our national accounts business with a flexible cost structure with minimal fixed costs, so that we can maintain a presence and take advantage of opportunities if and when they exist. We also anticipate continued industry consolidation, which may provide additional acquisition opportunities.

      The current environment makes it difficult to forecast the timing of sales from national accounts. Factors such as higher scrutiny of the healthcare industry in an election year, changes in manufacturers' inventory management practices, changes in product pricing practices, the transition from a `buy and hold' industry model to a `fee for service' model, are all making the current environment difficult to predict. We believe that 2005 earnings results will likely be `back-end' loaded, similar to 2004.

      During the fiscal 2004 fourth quarter we expanded sales and distribution activities in the Southeast United States. In August 2004, we leased an 180,000 square foot facility near Birmingham, Alabama to support customers in Alabama, Georgia, South Carolina, Mississippi and the Florida panhandle. The Birmingham distribution center is scheduled to become operational in the first calendar quarter of 2005, with current deliveries to customers being accomplished by our other distribution centers.

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

RESULTS OF OPERATIONS

      The table below sets forth certain statement of income data for the last three fiscal years expressed as a percentage of net sales and in comparison with the prior fiscal year. Unless otherwise indicated, for purposes of this discussion, all references to "2004," "2003," and "2002" shall mean the Company's fiscal years ended June 30, 2004, June 30, 2003, and June 30, 2002, respectively.

      The table below contains certain operations data for the last three years expressed as a percentage of net sales and in comparison with the prior year:

                                                                                         PERCENTAGE CHANGE FROM
                                            PERCENTAGE OF NET SALES                            PRIOR YEAR
                                   -----------------------------------------          ---------------------------
                                    2004              2003             2002           2003-2004         2002-2003
                                   ------            ------           ------          ---------         ---------
Net sales                          100.00%           100.00%          100.00%            14.3%            (9.4%)
Gross profit                         4.07%             4.08%            4.19%            14.0%           (11.8%)
Total operating expenses            (2.82%)           (2.44%)          (2.30%)           31.9%            (3.9%)
                                   ------            ------           ------
Income from operations               1.25%             1.64%            1.89%           (12.8%)          (21.5%)
Interest expense, net               (0.55%)           (0.48%)          (0.40%)           30.5%             9.7%
Securitization termination costs       --             (0.09%)             --               NM               NM
Other, net                          (0.00%)           (0.00%)          (0.03%)             NM               NM
Income tax provision                (0.27%)           (0.41%)          (0.58%)          (23.2%)          (35.8%)
Minority interest                   (0.03%)           (0.03%)          (0.03%)           10.0%            (3.4%)
                                   ------            ------           ------
Net income before cumulative
  effect of accounting change        0.40%             0.63%            0.86%           (26.7%)          (33.8%)
Cumulative effect of
  accounting change, net               --             (0.19%)             --               NM               NM
                                   ------            ------           ------
Net income                           0.40%             0.44%            0.86%             5.5%           (54.0%)
                                   ======            ======           ======

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2003

      NET SALES Net sales increased $317.8 million to $2.541 billion, or 14.3%, in 2004 compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $663.9 million to $1.820 billion, or 57.4%. Approximately 69% of the increase related to Walsh sales included in our results since the acquisition in December 2003. Approximately 25% of the increase relates to new business with the balance driven by same store growth. National accounts sales decreased $335.8 million to $593.7 million, or 36.1%, compared to last year primarily as a result of changes in pharmaceutical manufacturers' inventory management practices that reduced the availability of attractively priced purchase opportunities. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will continue to decline.

      During 2004 and 2003 we made no dock-to-dock sales, which historically were not included in net sales due to our accounting policy of recording only the commission on such transactions as a reduction to cost of sales in our consolidated statements of operations. Dock-to-dock sales represent bulk sales of pharmaceuticals to self-warehousing chain pharmacies for which we act only as an intermediary in the order and subsequent delivery of products to the customers' warehouses. The commission on dock-to-dock sales is typically lower than the gross profit realized on sales of products from inventory.

      GROSS PROFIT Gross profit increased $12.7 million to $103.4 million, or 14.0%, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 4.08% to 4.07% compared to the corresponding period of the prior year. The increase in gross profit was in our wholesale drug distribution segment due to the addition of Walsh sales and additional sales related to new business and same store growth. The increase also included gains from two class action legal settlements received during the year totaling $3.1 million that reduced cost of sales. Without these settlements, gross margin would have been 3.95%. The decrease in gross margin relates to lower national accounts sales that typically had higher gross margin realization than independent and regional pharmacy sales and continued pricing pressure on new and existing business.

      OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $17.3 million to $71.7 million, or 31.9%, compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.82%, a 38 basis point increase from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh-related operating expenses since the acquisition in December 2003. The ratio of operating expense to net sales increased due to the decrease in national accounts sales.

      INTEREST EXPENSE, NET Net interest expense increased $3.2 million to $13.9 million, or 30.5%, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.55% from 0.48%, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels driven by financing the purchase of Walsh in combination with higher average investment in inventory.

      INCOME TAX PROVISION Our effective income tax rate was 38.7% for 2004 compared to 38.2% for the corresponding period of the prior year. These rates were different from the statutory blended federal and state rates primarily because of the impact of state income taxes. Our effective rate is slightly higher than the corresponding period of last year due to the impact of the sales mix on the blended state income tax rate.

      MINORITY INTEREST Minority interest increased to $0.8 million for 2004 compared to $0.7 million in 2003. This represents our minority interest in PBI with the slight increase related to PBI's performance during 2004.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
2002

      NET SALES Net sales decreased $230.4 million to $2.223 billion, or 9.4%, in 2003, compared to the corresponding period of the prior year. The sales decline was in the national accounts trade class and related to fewer attractively priced purchase opportunities. Sales to independent and regional pharmacies increased $67.1 million to $1.156 billion, or 6.2%, primarily as a result of the net increase in sales to existing customers. National accounts sales decreased $317.1 million to $929.6 million, or 25.4%, compared to 2002 related to fewer attractively priced purchase opportunities of approximately $554 million partially offset by sales to new customers of approximately $235 million. Sales to other healthcare providers increased $18.8 million to $126.3 million, or 17.5% as a result of new customers.

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

LIQUIDITY AND CAPITAL RESOURCES

      On March 31, 2003, we entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased our available credit from $430 million to $600 million. The new single credit facility replaced a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula). Total credit available at June 30, 2004 was approximately $390 million of which approximately $83 million was unused. The interest rate on the new credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.59% at June 30, 2004. The agreement expires in March 2007, and, therefore, the related debt has been classified as long-term. We are required to pay an annual facility fee, which was $100,000 in 2004. In addition, we are charged a monthly fee of 0.375% of the unused balance of the facility.

      We are required under the terms of our debt agreements to comply with certain financial covenants, including those related to fixed charge coverage ratio and tangible net worth. We are required to reduce borrowings by cash received. We also are limited in our ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of our lenders. We are in compliance with our debt covenants as of June 30, 2004.

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

      We use the following ratios as key indicators of our liquidity and working capital management:

                                                    JUNE 30,         JUNE 30,
                                                      2004             2003
                                                  ----------      -----------
Working capital (000s)                            $  382,900      $  215,639
Current ratio                                      2.52 to 1       2.14 to 1

      Working capital is total current assets less total current liabilities on our balance sheet. The current ratio is calculated by dividing total current assets by total current liabilities. As cash is collected on accounts receivable, it is used to immediately reduce long term debt.

      Working capital and current ratio at June 30, 2004 are higher than June 30, 2003 levels. The change was due mainly to increases in inventory levels and the additional working capital provided by Walsh that amounted to $97.3 million at June 30, 2004.

      We invested $5.4 million in capital assets in 2004 compared with $2.4 million in 2003. The 2004 expenditures were primarily related to the expansion at our Cape Girardeau distribution center. The 2003 expenditures were primarily related to leasehold improvements associated with our new corporate offices. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

      Net cash inflows from financing activities totaled $193.3 million for 2004 with net cash outflows of $58.7 million in 2003. Borrowings under our revolving line of credit related to the purchase of Walsh and to support our inventory levels produced this result. During 2003, repayments under our revolving line of credit related to the decrease in inventory levels combined with our purchase of treasury stock produced this result.

      Stockholders' equity increased to $179.3 million at June 30, 2004 from $170.1 million at June 30, 2003, primarily due to the net earnings during the period. We believe that funds available under the new credit facility, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following table summarizes our outstanding contractual obligations as of June 30, 2004:

                                                               PAYMENTS DUE BY PERIOD

                                                               FY 2006-FY    FY 2009 -   FY 2012 AND
   CONTRACTUAL OBLIGATIONS          TOTAL        FY 2005          2008        FY 2011     THEREAFTER
-------------------------------    -------       -------       ----------    ---------   -----------
Long-Term Debt Obligations (1)     $308.4          $ 0.7           $307.7           --            --
Capital Lease Obligations          $  0.4          $ 0.3           $  0.1           --            --
Operating Lease Obligations (2)    $ 30.9          $ 6.0           $ 14.3         $7.3          $3.3
Purchase Obligations (3)           $ 31.8          $10.5           $ 21.3           --            --
Other Long-Term Liabilities        $  2.7          $ 0.3           $  0.7         $0.2          $1.5
Total                              $374.2          $17.8           $344.1         $7.5          $4.8

(1)   Includes repayment of revolving credit facility in March 2007

(2) Our future minimum rental commitments under noncancellable leases comprise the category.

(3)   Represents required purchases under our agreement with Parata Systems, LLC

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

CRITICAL ACCOUNTING POLICIES

      The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies include the following: (1) inventory valuation; (2) accounts receivable; (3) valuation of goodwill and other intangible assets (4) accounting for stock options; and (5) income taxes. We also have other key accounting policies including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective as the others listed above, or are less likely to have a significant impact on our reported results of operations for a given period. For additional information, see Note 1 "Summary of Significant Accounting Policies" in Item 8 of Part II, "Financial Statements and Supplementary Data," of this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Revenue Recognition

      Revenue is recognized when products are shipped or services are provided to customers and we have no further obligation with respect to such products or services. Revenues as reflected in the accompanying consolidated statements of operations are net of sales returns and allowances. We recognize sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively. Our customer return policy generally allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to suppliers for credit. Rebates received from suppliers are recognized as a reduction in cost of sales at the time the product is sold. Shipping and handling costs associated with the shipment of goods are recorded as operating expenses in the consolidated statements of operations.

Inventory Valuation

      Inventories consist of pharmaceutical drugs and related over-the-counter items, which are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We establish reserves that permanently reduce the cost basis of our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. We record provisions for inventory reserves as part of cost of sales. During 2004, approximately $75,000 was charged to cost of sales relating to inventory reserve adjustments. A change in our inventory reserves of $250,000 would impact our diluted earnings per share by approximately $0.01 based on shares outstanding at June 30, 2004.

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

Valuation of Goodwill and Intangible Assets

      We review goodwill and certain identifiable intangible assets when events or circumstances indicate that the net book value may not be recoverable. Effective with our adoption of SFAS No. 142,"Goodwill and Other Intangible Assets" in July 2002, we are no longer amortizing goodwill and intangible assets that have indefinite lives but will test them annually for impairment, or more frequently if circumstances indicate potential impairment. We will continue to amortize other intangible assets over their estimated useful lives. As a result of this adoption and assessment, we recognized an impairment loss of approximately $7.0 million ($4.2 million net of tax) during the first quarter of fiscal 2003. This was recognized as the cumulative effect of a change in accounting principle. This impairment results from an appraisal valuation and relates to goodwill originally established for the acquisition of Jewett Drug Co., which is included in our wholesale drug distribution segment.

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

Income taxes

      Deferred tax assets and liabilities are determined by the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Please reference Note 11 entitled Income Taxes of "Notes to Consolidated Financial Statements" for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Deferred income taxes that are not related to an asset or liability for financial reporting are classified according to the expected reversal date. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more-likely- than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. A valuation allowance is provided for the portion of deferred tax assets, which are "more-likely-than-not" to be unrealized. We regularly review deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have not established a valuation allowance against the deferred tax assets.

      We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record reserves for probable exposures. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures.

NEW ACCOUNTING STANDARDS

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB's Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and affects an issuer's accounting for (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, (2) instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, or (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the operating results and the cash flow available to fund operations and expansion. Based on the average anticipated borrowings during 2005, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.7 million in annual interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations. Our hedging arrangements at June 30, 2004 are described more fully in the footnotes to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

                                                                                     PAGE
                                                                                   -------
Report of Independent Registered Public Accounting Firm                            Page 21
Consolidated Balance Sheets at June 30, 2004 and June 30, 2003                     Page 22
Consolidated Statements of Operations for the years ended June 30, 2004,
   June 30, 2003, and June 30, 2002                                                Page 23
Consolidated Statements of Stockholders' Equity for the years
   Ended June 30, 2004, June 30, 2003, and June 30, 2002                           Page 24
Consolidated Statements of Cash Flows for the years ended June 30, 2004,
   June 30, 2003, and June 30, 2002                                                Page 25
Notes to Consolidated Financial Statements                                         Page 26

             Report of Independent Registered Public Accounting Firm

The Board of Directors
D&K Healthcare Resources, Inc.:

      We have audited the accompanying consolidated balance sheets of D&K Healthcare Resources, Inc. and subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of D&K Healthcare Resources, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As described in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" effective July 1, 2002.

KPMG LLP
August 6, 2004

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

As of June 30, (in thousands, except share and per share data)

                                                                                               2004             2003
                                                                                            ----------       ----------
ASSETS
Current Assets
  Cash (including restricted cash of $12,499 and $14,301 respectively)                      $   12,499       $   14,301
  Receivables, net of allowance for doubtful accounts of $5,444 and $1,604, respectively       130,770          122,982
  Inventories                                                                                  461,295          257,984
  Deferred income taxes                                                                          7,874            2,322
  Prepaid expenses and other current assets                                                     21,862            6,540
                                                                                            ----------       ----------
         Total current assets                                                                  634,300          404,129
Property and Equipment, net of accumulated depreciation and amortization of
  $12,274 and $10,673, respectively                                                             24,494           11,140
Other Assets                                                                                    14,298           11,511
Goodwill, net of accumulated amortization                                                       64,233           44,105
Other Intangible Assets, net of accumulated amortization                                         6,546            1,810
                                                                                            ----------       ----------
         Total assets                                                                       $  743,871       $  472,695
                                                                                            ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                                      $      676       $    1,677
  Accounts payable                                                                             219,580          173,342
  Accrued expenses                                                                              31,144           13,471
                                                                                            ----------       ----------
         Total current liabilities                                                             251,400          188,490
Long-term Liabilities                                                                            2,663            3,703
Deferred Income Taxes                                                                            2,785               --
Long-term Debt                                                                                 307,693          110,423
                                                                                            ----------       ----------
         Total liabilities                                                                     564,541          302,616
Stockholders' Equity
  Preferred stock                                                                                   --               --
  Common stock                                                                                     152              152
  Paid-in capital                                                                              125,552          124,704
  Accumulated other comprehensive loss                                                          (1,208)          (1,371)
  Deferred compensation - restricted stock                                                        (730)            (411)
  Retained earnings                                                                             67,790           58,415
  Less treasury stock                                                                          (12,226)         (11,410)
                                                                                            ----------       ----------
         Total stockholders' equity                                                            179,330          170,079
                                                                                            ----------       ----------
         Total liabilities and stockholders' equity                                         $  743,871       $  472,695
                                                                                            ==========       ==========

Preferred stock has no par value; 1 million shares are authorized. In 2004 and 2003, no shares were issued or outstanding.

Common stock has a par value of $.01 per share; 25 million shares are authorized; 15,306,749 and 15,177,100 shares were issued at June 30,2004 and 2003, respectively. At June 30, 2004, 14,057,449 shares were outstanding and 1,249,300 shares were held in treasury. At June 30 2003, 13,984,300 shares were outstanding and 1,192,800 shares were held in treasury.

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended June 30,  (in thousands, except per share data)

                                                                              2004            2003              2002
                                                                          -----------      -----------       -----------
Net Sales                                                                 $ 2,541,190      $ 2,223,388       $ 2,453,748
Cost of Sales                                                               2,437,795        2,132,689         2,350,917
                                                                          -----------      -----------       -----------
     Gross profit                                                             103,395           90,699           102,831
Depreciation and Amortization                                                   3,782            2,492             4,453
Operating Expenses                                                             67,874           51,820            52,039
                                                                          -----------      -----------       -----------
     Income from operations                                                    31,739           36,387            46,339
                                                                          -----------      -----------       -----------
Other Income (Expense):
     Interest expense                                                         (14,531)         (11,070)          (10,386)
     Interest income                                                              622              410               667
     Securitization termination costs                                              --           (2,008)               --
     Other, net                                                                   124              (13)             (710)
                                                                          -----------      -----------       -----------
                                                                              (13,785)         (12,681)          (10,429)
                                                                          -----------      -----------       -----------
     Income before income tax provision and minority interest                  17,954           23,706            35,910
Income Tax Provision                                                           (6,956)          (9,058)          (14,113)
Minority Interest                                                                (784)            (713)             (738)
                                                                          -----------      -----------       -----------
     Net income before cumulative effect of accounting change                  10,214           13,935            21,059
                                                                          -----------      -----------       -----------

Cumulative effect of accounting change, net                                        --           (4,249)               --
                                                                          -----------      -----------       -----------
Net income                                                                $    10,214      $     9,686       $    21,059
                                                                          ===========      ===========       ===========
Earnings Per Share - Basic
Net income before cumulative effect of accounting change                  $      0.73      $      0.98       $      1.48
Cumulative effect of accounting change                                             --            (0.30)               --
                                                                          -----------      -----------       -----------
Net income                                                                $      0.73      $      0.68       $      1.48
                                                                          ===========      ===========       ===========

Earnings Per Share - Diluted
Net income before cumulative effect of accounting change                  $      0.71      $      0.95       $      1.42
Cumulative effect of accounting change                                             --            (0.30)               --
                                                                          -----------      -----------       -----------
Net income                                                                $      0.71      $      0.65       $      1.42
                                                                          ===========      ===========       ===========

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  ACCUMULATED      DEFERRED
                                                                     OTHER       COMPENSATION-
                                               COMMON  PAID-IN   COMPREHENSIVE    RESTRICTED     RETAINED    TREASURY
(in thousands)                                  STOCK  CAPITAL       LOSS           STOCK        EARNINGS      STOCK     TOTAL
                                               ------  --------  -------------   -------------   --------    --------   --------
BALANCE AT JUNE 30, 2001                       $   47  $ 34,006  $        (356)  $          --   $ 29,359    $ (5,546)  $ 57,510
  Comprehensive income:
       Net income                                  --        --             --              --     21,059          --     21,059
  Change in value of cash flow hedge,
       net of $347 tax benefit                     --        --           (531)             --         --          --       (531)
                                                                                                                        --------
           Total comprehensive income                                                                                     20,528
  Secondary stock offering                         24    76,838             --              --         --          --     76,862
  Shares issued upon acquisition of PBI             2     6,905             --              --         --          --      6,907
  Stock options exercised, including tax
       benefit                                      3     6,340             --              --         --          --      6,343
  Stock split in the form of a stock dividend      75        --             --              --        (75)         --         --
  Dividends paid ($0.0525/share)                   --        --             --              --       (753)         --       (753)
                                               ------  --------  -------------   -------------   --------    --------   --------
BALANCE AT JUNE 30, 2002                       $  151  $124,089  $        (887)  $          --   $ 49,590    $ (5,546)  $167,397
  Comprehensive income:
       Net income                                  --        --             --              --      9,686          --      9,686
  Change in value of cash flow hedge,
       net of $318 tax benefit                     --        --           (484)             --         --          --       (484)
                                                                                                                        --------
       Total comprehensive income                                                                                          9,202
  Issuance of restricted stock                      1       615             --            (616)        --          --         --
  Deferred compensation amortization -
       restricted stock                            --        --             --             205         --          --        205
  Treasury stock purchases                         --        --             --              --         --      (5,864)    (5,864)
  Dividends paid ($0.06/share)                     --        --             --              --       (861)         --       (861)
                                               ------  --------  -------------   -------------   --------    --------   --------
BALANCE AT JUNE 30, 2003                       $  152  $124,704  $      (1,371)  $        (411)  $ 58,415    $(11,410)  $170,079
  Comprehensive income:
       Net income                                  --        --             --              --     10,214          --     10,214
  Change in value of cash flow hedge,
       net of $104 tax benefit                     --        --            163              --         --          --        163
                                                                                                                        --------
           Total comprehensive income                                                                                     10,377
  Issuance of restricted stock                     --       699             --            (699)        --          --         --
  Deferred compensation amortization -
       restricted stock                            --        --             --             380         --          --        380
  Stock options exercised, including tax
       benefit                                     --       149             --              --         --          --        149
  Treasury stock purchases                         --        --             --              --         --        (816)      (816)
  Dividends paid ($0.06/share)                     --        --             --              --       (839)         --       (839)
                                               ------  --------  -------------   -------------   --------    --------   --------
BALANCE AT JUNE 30, 2004                       $  152  $125,552  $      (1,208)  $        (730)  $ 67,790    $(12,226)  $179,330
                                               ======  ========  =============   =============   ========    ========   ========

The accompanying notes are an integral part of these statements.

                 D&K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30,  (in thousands)                              2004              2003              2002
                                                                     ------------      ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $     10,214      $      9,686       $   21,059
  Adjustments to reconcile net income to net cash
     flows from operating activities  --
       Depreciation and amortization                                        3,788             2,492            4,453
       Amortization of debt issuance costs                                  1,632             1,425            1,096
       Loss / (gain) from sale of assets                                       73                (3)             333
       Deferred income taxes                                                1,673            (3,463)          (1,796)
       Cumulative effect of accounting change, net                             --             4,249               --
       Decrease (increase) in receivables, net                             42,341           (11,765)          15,478
       (Increase) decrease in inventories                                (115,088)          106,260         (149,204)
       Increase in prepaid expenses and other current assets               (8,897)           (1,816)          (5,576)
       Increase (decrease) in accounts payable                            (29,020)          (42,435)          56,626
       Increase in accrued expenses                                        11,221             3,006            4,419
       Other, net                                                          (4,557)           (3,839)          (1,500)
                                                                     ------------      ------------       ----------
         Net cash flows from operating activities                         (86,620)           63,797          (54,612)
                                                                     ------------      ------------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for acquisitions, net of cash acquired                        (102,868)               --              961
  Investment in other assets                                                 (200)             (200)            (200)
  Purchases of property and equipment                                      (5,392)           (2,371)          (3,445)
  Proceeds from sale of assets                                                  4                 3              543
                                                                     ------------      ------------       ----------
         Net cash flows from investing activities                        (108,456)           (2,568)          (2,141)
                                                                     ------------      ------------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under revolving line of credit                             2,807,387         1,158,172          896,667
  Repayments under revolving line of credit                            (2,609,861)       (1,128,602)        (912,752)
  Repurchase of receivables under securitization agreement                     --           (80,000)              --
  Proceeds from secondary stock offering                                       --                --           76,862
  Payments of long-term debt                                                 (985)             (948)            (757)
  Payments of capital lease obligations                                      (271)             (249)            (236)
  Proceeds from exercise of stock options                                      96                --            2,260
  Payment for termination of derivative instrument                         (1,047)               --               --
  Payment of dividends                                                       (839)             (861)            (753)
  Dividends paid by affiliate                                                (390)             (330)            (300)
  Purchase of treasury stock                                                 (816)           (5,864)              --
                                                                     ------------      ------------       ----------
       Net cash flows from financing activities                           193,274           (58,682)          60,991
                                                                     ------------      ------------       ----------
       (Decrease) increase in cash                                         (1,802)            2,547            4,238
Cash, beginning of period                                                  14,301            11,754            7,516
                                                                     ------------      ------------       ----------
Cash, end of period                                                      $ 12,499          $ 14,301         $ 11,754
                                                                     ------------      ------------       ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for  --
       Interest                                                        $   12,119         $   9,605         $  9,258
       Income taxes, net                                               $    3,156         $   7,241         $ 11,076

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

Concentration of Credit Risk

      The Company is a full-service, regional wholesale pharmaceutical drug distributor. From facilities in Missouri, Kentucky, Minnesota, Arkansas, South Dakota and Texas, the Company distributes a broad range of branded and generic pharmaceuticals and over-the-counter health and beauty aid products to its customers in more than 27 states. The Company is focused on serving the unique needs of independent and regional pharmacies.

      In 2004, sales to one customer represented approximately 7% of total net sales. In 2003, sales to one customer represented approximately 9% of total net sales. In 2002, sales to one customer represented approximately 24% of total net sales.

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

Revenue Recognition

      Revenue is recognized when products are shipped or services are provided to customers and the Company has no further obligation with respect to such products or services. Revenues as reflected in the accompanying consolidated statements of operations are net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively. Our customer return policy generally allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to suppliers for credit. Rebates received from suppliers are recognized as a reduction in cost of sales at the time the product is sold. Shipping and handling costs associated with the shipment of goods are recorded as operating expenses in the consolidated statements of operations, which amounted to $7.3 million, $4.6 million and $4.5 million in 2004, 2003, and 2002, respectively.

      During 2002, the Company had $70.5 million of "dock-to-dock" sales, which are excluded from net sales due to the Company's policy of recording only the commission on such transactions as a reduction against cost of goods sold in the consolidated statements of operations. The Company had no dock-to-dock sales in 2004 and 2003. Dock-to-dock sales represent large volume sales of pharmaceuticals to major self-warehousing retail chain pharmacies whereby the Company acts as an intermediary in the order and subsequent delivery of products to the customers' warehouses.

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

      The Company generally grants its stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB 25, no compensation expense is recognized in the statements of operations.

      The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                          2004         2003            2002
                                       ---------     ---------      ---------
Risk free interest rates                 2.91%         3.05%          4.19%
Expected life of options               4.0 years     4.0 years      5.0 years
Volatility of stock price                 81%           61%            43%
Expected dividend yield                 0.002%        0.002%         0.002%
Fair value of options granted            $9.64        $10.82         $10.50

      Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the pro forma net income and earnings per share would have been as follows (in thousands, except per share data):

                                                                             2004           2003              2002
                                                                         ----------       ----------       ----------
Net income - as reported                                                 $   10,214       $    9,686       $   21,059
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of tax          (1,354)          (1,454)          (2,059)
Net income  - pro forma                                                  $    8,860       $    8,232       $   19,000
Earnings per share:
     Basic - as reported                                                 $     0.73       $     0.68       $     1.48
     Basic - pro forma                                                   $     0.64       $     0.58       $     1.33
     Diluted - as reported                                               $     0.71       $     0.65       $     1.42
     Diluted - pro forma                                                 $     0.62       $     0.56       $     1.29

      These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

Restricted Cash

      Restricted cash of $12.5 million and $14.3 million, respectively, at June 30, 2004 and June 30, 2003, represents cash receipts from customers that must be used to reduce borrowings under the credit facility and are included in cash.

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

Goodwill

      The Company accounts for goodwill under SFAS 142, "Goodwill and Other Intangible Assets," which requires the Company to review for impairment of goodwill on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed its goodwill impairment tests upon adoption of SFAS 142 and again as of April 30, 2004. Upon adoption of SFAS 142 on July 1, 2002, the Company ceased amortization of its existing net goodwill balance. Prior to adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. See Note 3 for further information regarding the adoption of SFAS 142 and the on-going impact.

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

Book Overdrafts

      Accounts payable includes book overdrafts (outstanding checks) of $12.2 million and $10.4 million at June 30, 2004 and June 30, 2003, respectively.

Stockholders' Equity

      Treasury Stock. In May 1999, the board of directors authorized the repurchase of up to 600,000 shares of the Company's outstanding common stock. 592,800 shares were acquired in the open market during the twelve-month period from the date of authorization. In September 2002, the board of directors authorized the repurchase of up to 1.0 million shares, which expired in September 2003. During fiscal 2004, an additional 56,500 shares were repurchased under this authorization bring the total number of shares repurchased to 656,500.

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

      Deferred compensation - restricted stock. The Company issued restricted shares of stock to certain key management personnel in 2004 and 2003. This stock will vest three years from the date of grant. The Company recorded the cost of the stock at the time of grant as deferred compensation and will amortize this cost over the vesting period.

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

NOTE 2. ACQUISITIONS:

      On December 5, 2003, the Company acquired 100 percent of the outstanding common stock of Walsh HealthCare Solutions, Inc. ("Walsh") of Texarkana, Texas. Walsh is a full-service pharmaceutical distributor with distribution centers located in San Antonio, Texas and Paragould, Arkansas. The results of Walsh have been included in the condensed consolidated financial statements since that date. The aggregate purchase price of $104.4 million in cash before consideration of cash acquired includes the repayment of all Walsh bank debt and other direct acquisition costs. D&K utilized its existing revolving credit facility to finance the transaction.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuation of certain assets and liabilities acquired. Thus, the allocation of the purchase price is subject to refinement.

(in thousands)                                                 At December 5, 2003
                                                               -------------------
Current assets                                                      $154,289
Property and equipment                                                11,574
Other assets                                                             994
Intangible assets                                                      5,199
Goodwill                                                              19,485
                                                                    --------
     Total assets acquired                                           191,541
                                                                    --------
Current liabilities                                                   82,356
Long-term liabilities                                                  4,771
                                                                    --------
     Total liabilities assumed                                        87,127
                                                                    --------
            Net assets acquired                                     $104,414
                                                                    ========

      The $5.2 million of acquired intangible assets has a weighted-average life of approximately 10 years. The intangible assets that make up that amount include customer relationships of $5.1 million (10-year weighted-average useful life) and other assets of $0.1 million (3-year weighted-average useful life). The $19.5 million of goodwill was assigned to the wholesale distribution segment. Of that amount, none is expected to be deductible for tax purposes.

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

                                                      Twelve Months Ended
                                                           June 30,
                                                 -----------------------------
                                                     2004              2003
                                                 ------------      -----------
Net sales                                        $  2,881,728      $ 3,075,889

Net income before discontinued operations
and cumulative effect of accounting change       $      1,662      $    18,256

Net income                                       $        106      $    11,315

Diluted earnings per share                       $       0.00      $      0.77

      Pro forma net income for the year ended June 30, 2004 included adjustments of $11.0 million ($6.7 million, net of tax) recorded by Walsh prior to acquisition relating to, among other items, accounts receivable determined by Walsh to be uncollectible, and obsolete inventory. The year ended June 30, 2003 included a gain of $4.1 million ($2.5 million, net of tax) related to the sale by Walsh of its interest in Walsh Dohmen Southeast, LLC

      In July 2001, as part of the secondary stock offering, the Company increased its ownership percentage in Pharmaceutical Buyers, Inc. (PBI) to 68% and in August 2001, acquired an additional 2%. These additions were accomplished with individuals exchanging PBI stock for shares of the Company's common stock. The aggregate purchase price was valued at $6.9 million based on the initial price of the secondary stock offering for the first increase and the closing price of the stock for the second increase. This arrangement was part of the original transaction when we acquired our initial 50% ownership interest. This transaction was accounted for under the purchase method of accounting. Goodwill recognized in this transaction amounted to $11.3 million, but is not deductible for tax purposes. Intangible assets other than goodwill recognized in this transaction amounted to $1.9 million and have a weighted-average useful life of approximately 15 years.

      In June 2004, the Company reached agreement to acquire the remaining 30% interest in PBI for $12.4 million. This transaction is subject to certain financing contingencies, but is expected to close by September 30, 2004. See
Note 5 for further information on PBI.

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

     The effects of adopting the new standard on net income and earnings per share for the years ended June 30, 2004, 2003 and 2002 are:

                                                      NET INCOME                   BASIC EPS                    DILUTED EPS
                                            ---------------------------   ---------------------------   ----------------------------
(in thousands, except per share amounts)      2004      2003      2002     2004       2003     2002      2004       2003      2002
----------------------------------------    -------   -------   -------   -------   -------   -------   -------   --------  --------
Net income                                  $10,214   $ 9,686   $21,059   $  0.73   $  0.68   $  1.48   $  0.71   $   0.65  $   1.42
Add: cumulative effect of
    accounting change, net                       --     4,249        --        --      0.30        --        --       0.30        --
                                            ---------------------------   ---------------------------   ----------------------------

Income before cumulative effect
    of accounting change                     10,214    13,935    21,059      0.73      0.98      1.48      0.71       0.95      1.42

Add: goodwill amortization, net of tax           --        --     1,580        --        --      0.11        --         --      0.11
                                            ---------------------------   ---------------------------   ----------------------------

Income before cumulative effect
    of accounting change and
    goodwill amortization                   $10,214   $13,935   $22,639   $  0.73   $  0.98   $  1.59   $  0.71   $   0.95  $   1.53
                                            ===========================   ===========================   ============================

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

      Changes to goodwill and intangible assets during the year ended June 30, 2004, including the effects of adopting the new accounting standard, are: (in thousands)

                                                                                       INTANGIBLE
                                                                       GOODWILL          ASSETS
                                                                       --------        ----------
Balance at June 30, 2003, net of accumulated amortization                $44,105           $1,810
Acquisition                                                               19,485            5,212
Adjustment to purchase price                                                 643               --
Amortization expense                                                          --             (476)
                                                                         -------           ------
Balance at June 30, 2004, net of accumulated amortization                $64,233           $6,546
                                                                         =======           ======

      Intangible assets totaled $6.5 million, net of accumulated amortization of $0.8 million, at June 30, 2004. Of this amount, $0.2 million represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses which are being amortized using the straight-line method over periods of 5 to 15 years with an approximate weighted-average amortization period of 11 years Amortization of intangible assets totaled $0.5 million in 2004 and is estimated to be approximately $0.7 million for the next five years.

      Goodwill and other intangible assets, net of accumulated amortization, by segment is as follows:

                                          Goodwill                Intangible Assets
                                 ------------------------    ------------------------
                                   June 30,      June 30,     June 30,      June 30,
(in millions)                       2004           2003         2004          2003
                                 ----------    ----------    ----------    ----------
SEGMENT:
Wholesale drug distribution      $     51.8    $     32.3    $      5.0    $      0.2
PBI                                    11.0          10.4           1.5           1.6
Software                                1.4           1.4            --            --
                                 ----------    ----------    ----------    ----------
     Total                       $     64.2    $     44.1    $      6.5    $      1.8
                                 ==========    ==========    ==========    ==========

NOTE 4. PROPERTY AND EQUIPMENT:

      Property and equipment consisted of the following (in thousands):

                                                               JUNE 30, 2004       JUNE 30, 2003
                                                               -------------       -------------
Land                                                           $       1,010       $         320
Building and improvements                                              5,960               2,115
Fixtures and equipment                                                23,870              15,336
Leasehold improvements                                                 5,514               3,634
Vehicles                                                                 414                 408
                                                               -------------       -------------
                                                                      36,768              21,813
Less - Accumulated depreciation and amortization                     (12,274)            (10,673)
                                                               -------------       -------------
                                                               $      24,494       $      11,140
                                                               =============       =============

      Total depreciation and amortization relating to property and equipment was $3.3 million in 2004, $2.3 million in 2003, and $2.1 million in 2002. The Company leases certain properties under capital leases. Capital lease asset balances consist of buildings and equipment of $1.3 million at both June 30, 2004 and 2003. Related accumulated amortization amounted to approximately $680,000 and $502,000, respectively.

NOTE 5. INVESTMENT IN PBI:

      In November 1995, the Company purchased approximately 50% of the capital stock of Pharmaceutical Buyers, Inc. ("PBI"), a Colorado-based group purchasing organization. Pursuant to the transaction, the Company acquired approximately 50% of the voting and non-voting common stock of PBI for $3.75 million in cash. The Company's investment in PBI was accounted for under the equity method until July 2001 at which time an additional 18% ownership interest was acquired and PBI was consolidated for financial reporting purposes. An additional 2% was acquired in August 2001 to bring the Company's total ownership to 70%. See Note 2 for further information on the acquisition of the additional 20% interest in PBI in 2001.

      In connection with its investment in PBI, the Company entered into an agreement pursuant to which MassMutual, which holds 30% of the capital stock of PBI, is entitled to exchange its capital stock of PBI with the Company at fair market value. The Company has the right, and it is its intention, to satisfy this exchange with cash. If the Company elects not to satisfy the exchange with cash, the Company could satisfy the exchange with shares of its common stock, in which case MassMutual would have certain registration rights. If the Company were to acquire the remaining interest in PBI, the agreement would be for MassMutual to exchange their interest in PBI for cash.

NOTE 6. LONG-TERM DEBT:

      Long-term debt consists of the following (in thousands):

                                               JUNE 30, 2004     JUNE 30, 2003
                                               -------------     -------------
Revolving line of credit with banks            $     306,241     $     108,484
Other, including capital lease obligations             2,128             3,616
                                               -------------     -------------
                                                     308,369           112,100
Less -- Current maturities                              (676)           (1,677)
                                               -------------     -------------
                                               $     307,693     $     110,423
                                               =============     =============

      On March 31, 2003, the Company entered into a new $600 million credit facility. The credit facility, an asset-based senior secured revolving credit facility, increased the Company's available credit from $430 million to $600 million. The new single credit facility replaced a $230 million revolving bank line of credit and a $200 million accounts receivable securitization program. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula). Total credit available at June 30, 2004 was approximately $390 million of which approximately $83 million was unused. The interest rate on the new credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 3.59% at June 30, 2004. The agreement expires in March 2007 and contains no subjective acceleration provision, and, therefore, the related debt has been classified as long-term. The Company is required to pay an annual facility fee, which was $100,000 in 2004. In addition, the Company is charged a monthly fee of 0.375% of the unused balance of the facility.

      The Company is required under the terms of its debt agreements to comply with certain financial covenants, including those related to fixed charge coverage ratio and tangible net worth. The Company is required to reduce borrowings by cash received. The Company also is limited in its ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of its lenders. The Company is in compliance with its debt covenants as of June 30, 2004.

      In June 2000, the Company entered into a $965,000 equipment financing arrangement with a five-year term ending July 2005. The arrangement provides for monthly payments bearing interest at LIBOR plus 1.95%. The equipment purchased with the proceeds secures this arrangement.

      At June 30, 2004, maturities of long-term debt, including capital lease obligations, were as follows (in thousands):

FISCAL YEAR ENDING JUNE 30,
---------------------------
          2005                         $    676
          2006                            1,374
          2007                          306,280
          2008                               --
          2009                               --
       Thereafter                            39
                                       --------
                                       $308,369
                                       ========

      At June 30, 2004 and June 30, 2003, the fair value of long-term debt approximated its current carrying value.

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

The Company's $600 million credit facility, entered into in March 2003, resulted in the termination of the existing accounts receivable securitization agreement. As a result, a one-time charge of $2.0 million was incurred during the third fiscal quarter of 2003. These costs were associated with eliminating a $50 million fixed rate component of the accounts receivable securitization program that had an interest rate of 4.85%.

NOTE 8. DERIVATIVE INSTRUMENTS:

      In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which was required to be adopted in years beginning after June 15, 2000. At June 30, 2004, the Company had recorded a long-term asset of approximately $66,000 and a long-term liability of approximately $233,000 relating to derivative instruments. At June 30, 2003, the Company had recorded a long-term asset of approximately $114,000 and a long-term liability of approximately $2,035,000 relating to derivative instruments.

      Through an interest rate swap agreement, the Company effectively fixed the interest rate on $100 million of its revolving line of credit at a nominal rate of 3.15%. This interest rate derivative instrument has been designated as a cash flow hedge. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 and No. 138 allow derivative gains and losses to offset related results on hedged items in the consolidated statements of operations. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. During fiscal 2004, approximately $163,000 (net of $104,000 of tax) was recorded as other comprehensive income and in fiscal 2003, $484,000 (net of $318,000 of tax), was recorded as other comprehensive loss.

      In May 2004, the Company terminated an interest rate swap agreement that effectively fixed the interest rate on $20 million of its revolving line of credit at a nominal rate of 6.19%. The termination cost of $1,047,000 is being amortized on a straight-line basis through August 2005, the original expiration date of the agreement.

      To hedge a portion of its exposure to variability in cash flows related to interest payments under the revolving credit facility, on March 28, 2003, the Company entered into a three-year interest rate cap agreement at a cost of $0.3 million. The notional amount of the instrument is $50 million and it caps the 30-day LIBOR rate at 3.5% in the first year, 4.25% in the second year and 5% in the third year. The Company's analysis of this hedge under SFAS No. 133, shows this to be an effective hedge. As such, any change in the intrinsic value of this instrument will be reported in accumulated other comprehensive loss. Any change in time value of this instrument will be reflected on the Company's statement of operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES:

      The Company leases office and warehouse space and other equipment through noncancelable operating leases. Rental expense under operating leases was $5.2 million, $3.4 million, and $2.9 million in 2004, 2003, and 2002, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at June 30, 2004, are $30.9 million and payments during the succeeding five years are: 2005, $6.0 million; 2006, $5.6 million; 2007, $4.7 million; 2008, $4.0 million; 2009, $3.5 million; and thereafter $7.1 million.

      In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At June 30, 2004, the Company was party to standby letters of credit of $0.75 million and was the guarantor of certain customer obligations totaling approximately $260,000. Management does not expect any material losses to result from these off-balance-sheet items.

      The Company has entered into an agreement with Parata Systems, LLC to become the exclusive distributor of their robotic dispensing system (RDS) for independent and regional pharmacies in a 23-state region and Puerto Rico. The Parata RDS is specifically designed to meet the needs of retail pharmacies by automating up to 150 prescriptions per hour. The RDS uses a bar-coded maintenance system to ensure accuracy and eliminate potential for operator error. The Parata RDS can be a significant tool to increase efficiency, effectiveness and accuracy, and provide pharmacists with more time for interactions with patients. As part of the agreement, the Company has committed to purchase machines during a period that ends March 2006. At June 30, 2004, the remaining purchase commitment was approximately $32 million.

      During 2004, the Company recorded gains totaling $3.1 million ($1.9 million net of tax) related to the settlement of two class action lawsuits. These gains were treated as a reduction to cost of sales in the period that they occurred.

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's press releases and reports filed with the Securities and Exchange Commission between April 23, 2001 and September 16, 2002 were materially false and misleading in that they failed to disclose that the Company's results were based, in material part, on arrangements with a single supplier which the Company allegedly knew could not be sustained. The complaint also claims that as a result of the alleged omissions, the market prices of the Company's common shares during the period were artificially inflated. The complaint seeks unspecified compensatory damages. The Company believes that the complaint describes types of transactions in which the Company has not engaged, contains a number of inaccurate statements, does not state any valid cause of action and that the Company will have substantial meritorious defenses to the complaint. The Court has not selected lead class counsel and the Company has not yet had an opportunity to assert its defenses to the complaint. The Defendants intend to vigorously defend the claims.

      There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. However, there can be no assurance that these claims and lawsuits will not have such an impact.

NOTE 10. STOCK OPTIONS AND RESTRICTED STOCK:

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

      The following tables summarize information about options at June 30, 2004:

                                            Options                                 Options Exercisable
                         -------------------------------------------------     -------------------------------
                                      Weighted Average
                            Number       Remaining        Weighted Average       Number      Weighted Average
Range of Exercise Price  Outstanding  Contractual Life     Exercise Price      Exercisable    Exercise Price
-----------------------  -----------  ----------------    ----------------     -----------   -----------------
$1.875 to $6.900            540,616      6.10 years           $  6.17             540,616        $  6.17
$6.901 to $11.700           129,700      5.20 years           $  9.07              98,237        $  9.00
$11.701 to $16.500          302,000      3.91 years           $ 15.86               1,667        $ 14.10
$16.501 to $21.300          245,000      7.13 years           $ 20.66             245,000        $ 20.66
$12.301 to $26.100          145,000      3.35 years           $ 24.46              55,000        $ 24.42
$26.101 to $30.8550         140,400      2.68 years           $ 30.59              93,600        $ 30.59
                          ---------                                             --------
                          1,502,716      5.17 years           $ 14.78           1,034,120        $ 13.06
                          =========                                             =========

      Changes in options outstanding under the Company's stock option plans are as follows:


                                     Number of         Weighted Average
                                      Shares            Exercise Price
                                     ---------         ----------------
OUTSTANDING AT JUNE 30, 2001         1,053,396                5.69
     Granted                           477,000               24.09
     Exercised                        (424,946)               4.75
     Forfeitures                       (13,334)               6.50
                                     ---------               -----
OUTSTANDING AT JUNE 30, 2002         1,092,116               13.69

     Granted                           202,200               20.47
     Exercised                              --                  --
     Forfeitures                        (6,000)              30.86
                                     ---------             -------
OUTSTANDING AT JUNE 30, 2003         1,288,316             $ 15.01
     Granted                           315,000               15.92
     Exercised                         (15,000)              10.69
     Forfeitures                       (85,600)              23.19
                                     ---------             -------
OUTSTANDING AT JUNE 30, 2004         1,502,716             $ 14.78

      Stock options exercisable at June 30, 2004, June 30, 2003, and June 30, 2002 were 1,034,120, 940,785, and 874,773, respectively, with a weighted average exercise price of $13.06, $12.28, and $11.95, respectively. Shares available to be granted at June 30, 2004, June 30, 2003, and June 30, 2002 were 329,433,
604,636, and 841,000, respectively.

      The Company issued restricted shares of stock to certain key management personnel in 2004 and 2003. This stock will vest three years from the date of grant. The Company recorded the cost of the stock at the time of grant as deferred compensation and will amortize this cost over the vesting period. This expense was $380,000 and $205,000 in 2004 and 2003, respectively.

NOTE 11. INCOME TAXES:

      The components of the income tax provision were as follows (in thousands):

                               2004        2003          2002
                             --------    --------     ---------
Current tax provision        $  5,283    $  9,394     $  15,909
Deferred tax provision          1,673        (336)       (1,796)
                             --------    --------     ---------
Income tax provision         $  6,956    $  9,058     $  14,113
                             ========    ========     =========

      The actual income tax provision differs from the expected income tax provision, computed by applying the U.S. statutory Federal tax rates of 35.0% in 2004, 2003 and 2002, respectively, to income before income tax provision, as follows (in thousands):

                                                                             2004             2003             2002
                                                                           -------          -------         ---------
Expected income tax provision                                              $ 6,284          $ 8,297         $  12,569
Amortization of intangible assets not deductible for income tax purposes        --               --               120
State income taxes, net of Federal benefit                                     450              775             1,276
Other, net                                                                     222              (14)              148
                                                                           -------          -------          --------
                                                                           $ 6,956          $ 9,058          $ 14,113
                                                                           =======          =======          ========

      At June 30, 2004 and June 30, 2003, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       2004           2003
                                                       ----           ----
Deferred tax assets:
     Allowance for doubtful accounts               $   2,557        $     641
     Accrued expenses                                  4,022            1,463
     Capital lease obligations                            53               53
     Inventories                                       2,800              909
     Net operating loss and AMT carryforwards          2,543              641
     Costs related to derivative instruments             360              814
     Property and equipment                              444               32
     Intangibles                                          --              376
     Other                                               369              334
                                                   ---------        ---------
     Total deferred tax assets                     $  13,148        $   5,263
                                                   ---------        ---------
Deferred tax liabilities:
     Property and equipment                        $  (2,807)       $      --


     Inventories                                          --               --
     Intangibles                                      (3,422)              --
     Prepaid expenses                                   (784)            (600)
     Accounts receivable                                  --               --
     Other                                            (1,046)            (552)
                                                   ---------        ---------
         Total deferred tax liabilities            $  (8,059)       $  (1,152)
                                                   ---------        ---------
     Net deferred tax assets                       $   5,089        $   4,111
                                                   =========        =========

      The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code or individual states and if not utilized by the Company, the net operating loss carryforwards will expire beginning in 2007. The Company acquired net operating loss carryforwards of approximately $2.6 million and alternative minimum tax carryforwards of approximately $0.9 million in the Walsh transaction. The net operating loss carryforwards expire in 2022 and the alternative minimum tax carryforwards have no expiration date. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the benefit of these deductible differences will be realized.

NOTE 12. EMPLOYEE BENEFIT PLANS

      The Company has a defined contribution 401(k) plan covering substantially all of its employees. Plan participants may contribute up to 20% of their annual compensation, subject to certain limitations. The Company contribution is discretionary and was equivalent to 50% of employees' contributions up to a maximum contribution based on 6% of eligible compensation. Company match expenses related to the plan were $373,000 in 2004, $339,000 in 2003, and $260,000 in 2002. Jewett Drug Company (Jewett) had a defined contribution 401(k)/profit sharing plan covering substantially all of its employees prior to becoming part of the Company's 401(k) plan in January 2003. Jewett made a discretionary contribution of $100,000 to its plan in 2002. Jewett also participates in the Central States Pension, a multi-employer pension plan, on behalf of its union employees in accordance with the union agreement. The expenses relating to this plan during 2004, 2003 and 2002 were approximately $27,000, $24,000 and $21,000, respectively.

      The Company also has an executive retirement benefit plan, implemented in 1998, that provides supplemental pre-retirement life insurance plus supplemental retirement income to key executives. The life insurance benefit is calculated at three times the participant's annual salary. The retirement income benefit is provided through discretionary contributions to each participant's account, which vest 20% annually and are fully vested upon attaining age 65. Upon retirement, the accumulated account balance is paid to the participant over 15 years in quarterly benefit payments. The Company's expense related to the plan was $75,000 in 2002. In July 2002, this plan was terminated with participants receiving their vested retirement income benefit balance in the plan. There was no income statement impact as a result of this termination. The life insurance benefit will continue for each participant.

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

                                                                           2004
                                                        -------------------------------------------
                                                          Income          Shares          Per-Share
                                                        (Numerator)    (Denominator)        Amount
                                                        -----------    ------------       ---------
BASIC EARNINGS PER SHARE:
     Net income available to common shareholders         $ 10,214       13,934,546         $ 0.73

EFFECT OF DILUTED SECURITIES:
     Options                                                   --          202,498
     Convertible securities                                  (202)              --
                                                         --------       ----------
DILUTED EARNINGS PER SHARE:
     Net income available to common shareholders plus
         assumed conversions                             $ 10,012       14,137,044         $ 0.71
                                                         ========       ==========

                                                                            2003
                                                         ------------------------------------------
                                                           Income          Shares         Per-Share
                                                         (Numerator)    (Denominator)       Amount
                                                         ----------     -------------     ---------
BASIC EARNINGS PER SHARE:
     Net income available to common shareholders           $ 13,935      14,327,646         $0.98

         Cumulative effect of accounting change, net         (4,249)             --         (0.30)
                                                           --------      ----------         -----
                                                              9,686                         $0.68

EFFECT OF DILUTED SECURITIES:
     Options                                                     --         185,470
     Convertible securities                                    (182)             --
                                                           --------      ----------
DILUTED EARNINGS PER SHARE:
     Net income available to common shareholders plus
         assumed conversions                               $  9,504      14,513,116         $0.65
                                                           ========      ==========

                                                                            2002
                                                         ------------------------------------------
                                                           Income          Shares         Per-Share
                                                         (Numerator)    (Denominator)       Amount
                                                         ----------     -------------     ---------
BASIC EARNINGS PER SHARE:
     Net income available to common shareholders           $ 21,059      14,246,751         $1.48

EFFECT OF DILUTED SECURITIES:
     Options                                                     --         419,852
     Convertible securities                                    (169)         11,178
                                                           --------         -------
DILUTED EARNINGS PER SHARE:
     Net income available to common shareholders plus
         assumed conversions                               $ 20,890      14,677,781         $1.42
                                                           ========      ==========


      As of June 30, 2004 and 2003, stock options to purchase 0.8 million, 0.6 million shares respectively were not dilutive and therefore not included in the diluted earnings per share calculation. At June 30, 2002, all shares were dilutive.


NOTE 14. EFFECT OF NEW ACCOUNTING STANDARDS:

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB's Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and affects an issuer's accounting for (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, (2) instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, or (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

NOTE 15. BUSINESS SEGMENTS:

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

      Though the Wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. Sales to independent and regional pharmacies consist of branded pharmaceuticals (approximately 89% of net sales in fiscal 2004), generic pharmaceuticals (approximately 8% of net sales in fiscal 2004) and over-the-counter health and beauty aid products (approximately 3% of net sales in fiscal 2004). Our national accounts business deals predominantly with branded pharmaceuticals. The Company operates principally in the United States. Interest and corporate expenses are allocated to wholly owned subsidiaries only. Assets have been identified with the segment to which they relate.

                                                                 For the Years Ended
                                                   -------------------------------------------------
(in thousands)                                     JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2002
                                                   -------------     -------------     -------------
Sales to unaffiliated customers  -
     Wholesale drug distribution                   $   2,528,577     $   2,213,257     $   2,444,290
     PBI                                                   8,823             7,768             7,539
     Software and Other                                    3,790             2,363             1,919
                                                   -------------     -------------     -------------
         TOTAL                                     $   2,541,190     $   2,223,388     $   2,453,748
Intersegment sales --
     Wholesale drug distribution                   $          --     $          --     $          --
     PBI                                                      --                --                --
     Software and Other                                       --                --             1,197
     Intersegment eliminations                                --                --            (1,197)
                                                   -------------     -------------     -------------
         TOTAL                                     $          --     $          --     $          --
Gross profit --
     Wholesale drug distribution                   $      92,401     $      81,193     $      92,578
     PBI  (2)                                              8,823             7,768             7,539
     Software and Other                                    2,171             1,738             2,714
                                                   -------------     -------------     -------------
         TOTAL                                     $     103,395     $      90,699     $     102,831
Depreciation and amortization --
     Wholesale drug distribution                   $       3,698     $       2,410     $       4,107
     PBI                                                      53                47                97
     Software and Other                                       31                35               249
                                                   -------------     -------------     -------------
         TOTAL                                     $       3,782     $       2,492     $       4,453
Interest expense --
     Wholesale drug distribution                   $      14,241     $      10,680     $       9,955
     PBI                                                     240               336               380
     Software and Other                                       50                54                51
                                                   -------------     -------------     -------------
         TOTAL                                     $      14,531     $      11,070     $      10,386
Earnings before income tax provision --
     Wholesale drug distribution                   $      13,079     $      19,424     $      31,271
     PBI                                                   4,152             3,833             4,029
     Software and Other                                      723               449               610
                                                   -------------     -------------     -------------
         TOTAL                                     $      17,954     $      23,706     $      35,910
Purchases of property and equipment --
     Wholesale drug distribution                   $       4,411     $         679     $         988
     PBI                                                     363                33                40
     Software and Other                                      126                 5                23
     Other unallocated Corporate amounts                     492             1,654             2,394
                                                   -------------     -------------     -------------
         TOTAL                                     $       5,392     $       2,371     $       3,445
Identifiable assets --
     Wholesale drug distribution                   $     709,189     $     450,263     $     464,494
     PBI                                                   4,821             4,448             3,810
     Software and Other                                   14,815             2,693             2,301
     Other unallocated Corporate amounts (1)              14,880            15,291            12,533
                                                   -------------     -------------     -------------
         TOTAL                                     $     743,705     $     472,695     $     483,138

   (1) Amounts represent assets at corporate headquarters consisting primarily of deferred tax assets, property and equipment and deferred debt costs.

   (2) Cost of operations recorded by PBI of $4.4 million, $3.6 million, and $3.2 million, respectively, have been classified as operating expenses in the Company's Consolidated Statements of Operations.

NOTE 16. QUARTERLY RESULTS (UNAUDITED)

      Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were as follows:

(in thousands, except per share data)                         2004 QUARTER                          2004
                                           ------------------------------------------------      ----------
                                            FIRST         SECOND        THIRD       FOURTH          YEAR
                                           --------      --------      --------    --------      ----------
Net sales                                  $478,548      $510,945      $833,933    $717,764      $2,541,190
Gross profit                                 18,088        19,455 (1)    35,177      30,675 (1)     103,395
Net income                                    1,467           177         5,404       3,166          10,214

Basic earnings per share                   $   0.11      $   0.01      $   0.39    $   0.23      $     0.73
Diluted earnings per share                     0.10          0.01          0.38        0.22            0.71

(in thousands, except per share data)                         2003 QUARTER                          2003
                                          -------------------------------------------------      ----------
                                            FIRST         SECOND        THIRD       FOURTH          YEAR
                                          ---------      --------      --------    --------      ----------
Net sales                                  $533,966      $530,843      $628,618    $529,961      $2,223,388
Gross profit                                 21,053        21,222        27,018      21,406          90,699
Net income                                   (1,387)        2,675         4,235       4,163           9,686

Basic earnings (loss) per share           ($   0.09)     $   0.18      $   0.30    $   0.30      $     0.68
Diluted earnings (loss) per share             (0.10)         0.18          0.29        0.29            0.65

(1) Include gains from legal settlements of $0.8 million in the second quarter and $2.3 million in the fourth quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth under the caption "Election of Directors" in the Proxy Statement for our 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") is incorporated herein by this reference. We will file the 2004 Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

      Code of Business Conduct and Ethics

      The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all companies, their officers, directors and employees. This Code and the charters of the Audit, Compensation and Nominating and Corporate Governance committees are posted on the Company's website at www.dkhealthcare.com. The Company intends to post any amendments to or waivers from the Code on our website.

Item 11. Executive Compensation

      The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the 2004 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the 2004 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

      The information set forth under the caption "Certain Transactions" in the 2004 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, is incorporated herein by this reference.

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

                                    PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   (1) Financial statements: See Item 8 above.

            (2) The following financial statement schedule and auditors' report thereon are included in Part IV of this report:

                                                                      Page

                  Schedule II - Valuation and Qualifying Accounts      44

                  Schedules other than those listed above have been omitted because they are either not required or not applicable or because the information is presented in the consolidated financial statements or the notes thereto.

            (3) Exhibits.

                  See Exhibit Index.

      (b) Reports on Form 8-K

          On April 21, 2004, the registrant filed a Current Report on Form 8-K to furnish as an exhibit registrant's press release announcing its results for its fiscal 2004 third quarter and first nine months.

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

                                            D & K HEALTHCARE RESOURCES, INC.
                                                      (Registrant)

                                        By /s/ J. Hord Armstrong, III
                                           ---------------------------------
                                           J. Hord Armstrong, III, Chairman
                                           of the Board,
                                           Chief Executive Officer and Treasurer

Date:  September 13, 2004

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

Signature                           Title                                                  Date
---------                           -----                                                  ----
/s/ J. Hord Armstrong, III          Chairman, Chief Executive Officer,              September 13, 2004
------------------------------      Treasurer and Director
J. Hord Armstrong, III

/s/ Martin D. Wilson                President, Chief Operating Officer              September 13, 2004
------------------------------      and Director
Martin D. Wilson

/s/ Thomas S. Hilton                Senior Vice President, Chief Financial          September 13, 2004
------------------------------      Officer (Principal financial and
Thomas S. Hilton                    accounting officer)

/s/ Richard F. Ford                 Director                                        September 13, 2004
------------------------------
Richard F. Ford

/s/ Bryan H. Lawrence               Director                                        September 13, 2004
------------------------------
Bryan H. Lawrence

/s/ Mary Ann Van Lokeren            Director                                        September 13, 2004
------------------------------
Mary Ann Van Lokeren

/s/ Thomas F. Patton                Director                                        September 13, 2004
------------------------------
Thomas F. Patton

/s/ Louis B. Susman                 Director                                        September 13, 2004
------------------------------
Louis B. Susman

/s/ Harvey C. Jewett, IV            Director                                        September 13, 2004
------------------------------
Harvey C. Jewett, IV

               D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR FISCAL 2002, FISCAL 2003,
                                AND FISCAL 2004

                                                              Additions
                                                    ------------------------------
                                  Balance at        Charged to                                              Balance at
                                   Beginning        Costs and                                                 End of
        Description                of Period         Expenses         Acquisitions        Deductions          Period
        -----------               ----------        ----------        ------------        ----------        ----------
Valuation Allowances for
Doubtful Receivables:

Fiscal Year 2002                  $ 2,197,000       $ 525,000         $         --       $ (1,348,000)      $1,374,000
                                  ===========       =========         ============       =============      ==========
Fiscal Year 2003                  $ 1,374,000       $ 230,000         $         --       $         --       $1,604,000
                                  ===========       =========         ============       =============      ==========
Fiscal Year 2004                  $ 1,604,000       $ 333,000         $  3,776,000       $   (269,000)      $5,444,000
                                  ===========       =========         ============       =============      ==========

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

10.5* Sixth Amended and Restated Loan and Security Agreement, dated March 28, 2003, by and among Fleet Capital Corporation (individually and as Agent for Lenders), registrant, Jewett Drug Co., Diversified Healthcare, LLC, and Medical & Vaccine Products, Inc. filed as an exhibit to the registrant's Current Report on Form 8-K dated March 31, 2003.

                                  EXHIBIT INDEX

Exhibit No.                          Description

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

                                 EXHIBIT INDEX

Exhibit No.                          Description

10.20* Lease Agreement, dated August 2003, by and between Hillwood Metro No. 10, L.P., LCS Land Partners II, Ltd and the registrant, filed as an exhibit to the registrants Annual Report on Form 10-K for the year ended June 30, 2003.

10.21* Agreement and Plan of Merger dated as of October 21, 2003 between D&K Healthcare Resources, Inc., Walsh HealthCare Solutions, Inc. and D&K Acquisition Corp filed as an exhibit to the registrant's Current Report on Form 8-K dated December 15, 2003.

10.22** Lease Agreement, dated August 18, 2004, by and between Gazelle, LLC and the registrant.

13**         Registrant's 2004 Annual Report to Stockholders.

14**         Registrant's Code of Business Conduct and Ethics.

21**         Subsidiaries of the registrant.

23**         Consent of Independent Registered Public Accounting Firm

31.1**       Certification by Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**       Certification by Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32** Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

*   Incorporated by reference.

**  Filed herewith.