Form 10-Q
period 2004-09-30
D & K HEALTHCARE RESOURCES INC
filed 2004-11-09
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                      14,102,449
      ----------------------------                      ----------
               (class)                              (November 02, 2004)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                      Index

                                                                                Page No.
Part I.  Financial Information

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2004 and June 30, 2004                                 3

                 Condensed Consolidated Statements of Operations for the
                 Three Months Ended September 30, 2004
                 and September 30, 2003                                               4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended  September 30, 2004
                 and September 30, 2003                                               5

                 Notes to Condensed Consolidated Financial Statements            6 - 10

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            11 - 14

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14

        Item 4.  Controls and Procedures                                             14

Part II.  Other Information

        Item 1. Legal Proceedings                                                    15

        Item 6.  Exhibits and Reports on Form 8-K                                    15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                                                                SEPTEMBER 30,    JUNE 30,
                                                                                                   2004           2004
                                                                                                ------------    ---------
                                                                                                (unaudited)
ASSETS
  Current Assets
      Cash (including restricted cash of $8,381 and $12,499, respectively)                       $   8,381      $  12,499
      Receivables, net of allowance for doubtful accounts of $4,976 and $5,444, respectively       126,444        130,770
      Inventories                                                                                  550,747        461,295
      Other current assets                                                                          30,606         29,736
                                                                                                 ---------      ---------
                     Total current assets                                                          716,178        634,300
  Property and Equipment, net of accumulated depreciation and amortization of
     $13,086 and $12,274, respectively                                                              24,569         24,494
  Other Assets                                                                                      17,972         14,298
  Goodwill, net of accumulated amortization                                                         71,858         64,233
  Other Intangible Assets, net of accumulated amortization                                          10,127          6,546
                                                                                                 ---------      ---------
                     Total assets                                                                $ 840,704      $ 743,871
                                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
      Current maturities of long-term debt                                                       $     926      $     676
      Accounts payable                                                                             311,232        219,580
      Accrued expenses                                                                              22,539         31,144
                                                                                                 ---------      ---------
                     Total current liabilities                                                     334,697        251,400
  Long-term Liabilities                                                                              3,053          2,663
  Long-term Debt, excluding current maturities                                                     321,886        307,693
  Deferred Income Taxes                                                                              3,768          2,785
                                                                                                 ---------      ---------
                     Total liabilities                                                             663,404        564,541
  Stockholders' Equity
      Common stock                                                                                     153            152
      Paid-in capital                                                                              126,370        125,552
      Accumulated other comprehensive loss                                                          (1,294)        (1,208)
      Deferred compensation - restricted stock                                                      (1,341)          (730)
      Retained earnings                                                                             65,638         67,790
      Less treasury stock                                                                          (12,226)       (12,226)
                                                                                                 ---------      ---------
                     Total stockholders' equity                                                    177,300        179,330
                                                                                                 ---------      ---------
                     Total liabilities and stockholders' equity                                  $ 840,704      $ 743,871
                                                                                                 =========      =========

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

For the three months ended September 30,  (in thousands, except per share data)

                                                                                           2004           2003
                                                                                        ---------      ---------
Net Sales                                                                               $ 725,676      $ 478,548
Cost of Sales                                                                             702,613        460,460
                                                                                        ---------      ---------
     Gross profit                                                                          23,063         18,088

Operating Expenses                                                                         21,816         13,188
                                                                                        ---------      ---------
     Income from operations                                                                 1,247          4,900

Other Income (Expense):
     Interest expense, net                                                                 (4,091)        (2,147)
     Other, net                                                                               (35)            36
                                                                                        ---------      ---------
                                                                                           (4,126)        (2,111)

                                                                                        ---------      ---------
     Income (Loss) before income tax provision and minority interest                       (2,879)         2,789

Income Tax Benefit (Provision)                                                              1,123         (1,088)
Minority Interest                                                                            (185)          (234)
                                                                                        ---------      ---------
Net income (Loss)                                                                       $  (1,941)     $   1,467
                                                                                        =========      =========

Earnings (Loss) Per Share - Basic                                                       $   (0.14)     $    0.11

Earnings (Loss) Per Share - Diluted                                                     $   (0.14)     $    0.10

Basic common shares outstanding                                                            14,058         13,956
Diluted common shares outstanding                                                          14,058         14,194

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the 3 months ended September 30,  (in thousands)

                                                                          2004          2003
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    $ (1,941)     $  1,467
   Adjustments to reconcile net income (loss) to net cash
     flows from operating activities --
        Depreciation and amortization                                      1,355           656
        Amortization of debt issuance costs                                  424           407
        Deferred income taxes                                               (147)          862
        Decrease in receivables, net                                       4,726        22,475
        Increase in inventories                                          (89,452)      (63,872)
        Increase in other current assets                                    (430)       (2,480)
        Increase in accounts payable                                      91,652         1,015
        Decrease in accrued expenses                                      (9,393)       (1,936)
        Other, net                                                          (308)        1,837
                                                                        --------      --------
           Net cash flows used in operating activities                    (3,514)      (39,569)
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquired company                                        (12,400)           --
   Purchases of property and equipment                                    (1,564)         (289)
                                                                        --------      --------
           Net cash flows used in investing activities                   (13,964)         (289)
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under revolving line of credit, net                         13,018        39,337
   Proceeds from secured financing                                           860            --
   Payments of long-term debt                                               (307)         (238)
   Payment of dividends                                                     (211)         (209)
   Purchase of treasury stock                                                 --          (816)
                                                                        --------      --------
        Net cash flows provided by financing activities                   13,360        38,074
                                                                        --------      --------

        Decrease in cash                                                  (4,118)       (1,784)
Cash, beginning of period                                                 12,499        14,301
                                                                        --------      --------
Cash, end of period                                                     $  8,381      $ 12,517
                                                                        --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for --
        Interest                                                        $  3,662      $  1,760
        Income taxes, net                                               $  2,126      $    207

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

      D & K Healthcare Resources, Inc. (the "Company") is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Kentucky, Minnesota, Texas, Arkansas, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in 27 states primarily in the Midwest, Upper Midwest, and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also offers a number of proprietary information systems software products through two wholly owned subsidiaries, Tykon, Inc. and VC Services, Inc. (dba Viking Computer Services). In addition, the Company owns Pharmaceutical Buyers, Inc. ("PBI"), a leading alternate site group purchasing organization.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2004 Annual Report to Stockholders.

NOTE 2. ACQUISITION

      On September 30, 2004, the Company completed the acquisition of the remaining 30% of Pharmaceutical Buyers, Inc. (PBI), a Colorado-based group purchasing organization for alternate-site providers whose members include long-term care providers, home infusion providers and medical equipment distributors. The purchase price was $12.4 million. The transaction resulted in recognition of $7.7 million of goodwill, which was assigned to the PBI segment. Of that amount, none is expected to be deductible for tax purposes. Intangible assets of $3.8 million were also recorded with a weighted-average life of approximately 15 years. The intangible assets that make up that amount include customer relationships of $3.2 million (15-year weighted-average useful life) and other assets of $0.2 million (10-year weighted-average useful life). In addition, $0.4 million of intangible assets were determined to have indefinite lives.

      On December 5, 2003, the Company acquired 100 percent of the outstanding common stock of Walsh HealthCare Solutions, Inc. ("Walsh") of Texarkana, Texas. Walsh is a full-service pharmaceutical distributor with distribution centers located in San Antonio and Texarkana, Texas and Paragould, Arkansas. The results of Walsh have been included in the condensed consolidated financial statements since that date. The aggregate purchase price of $104.4 million in cash before consideration of cash acquired includes the repayment of all Walsh bank debt and other direct acquisition costs. D & K utilized its existing revolving credit facility to finance the transaction.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, PBI and Walsh for the three months ended September 30, 2004 and 2003, as if the Walsh and PBI acquisitions had occurred at July 1, 2003, with pro forma adjustments to give effect to amortization of intangible assets, interest expense on acquisition debt, minority interest, and certain other adjustments, together with related income tax effects. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future (in thousands, except per share amounts).

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       --------------------------
                                                         2004              2003
                                                       ---------        ---------
Net sales                                              $ 725,676        $ 688,433
Net income (loss) before discontinued operations       $  (1,791)       $   1,767
Net income (loss)                                      $  (1,791)       $   1,607
Diluted earnings (loss) per share                      $   (0.13)       $    0.11

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

      The Company generally grants its stock options at exercise prices equal to the fair value of the underlying stock on the date of grant and, therefore, under APB 25, no compensation expense is recognized in the statements of operations.

      Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the unaudited pro forma net income and pro forma earnings per share would have been as follows:

                                                             Three Months Ended
                                                                September 30,
                                                         --------------------------
(in thousands, except per share data)                      2004              2003
                                                         ---------        ---------
Net income (loss)  - as reported                         $  (1,941)       $   1,467

Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of tax                     (44)            (393)
                                                         ---------        ---------
Net income (loss) - pro forma                            $  (1,985)       $   1,074

Earnings (loss) per share:
    Basic - as reported                                  $   (0.14)       $    0.11
    Basic - pro forma                                    $   (0.14)       $    0.08
    Diluted - as reported                                $   (0.14)       $    0.10
    Diluted - pro forma                                  $   (0.14)       $    0.07

      These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

      Changes to goodwill and intangible assets during the three-month period ended September 30, 2004 are:

(in thousands)                              Goodwill     Intangible Assets
                                            --------     -----------------
Balance at June 30, 2004, net of
    accumulated amortization                $ 64,233        $  6,546
Acquisition                                    7,679           3,756
Adjustment to Walsh purchase price               (54)             --
Amortization expense                              --            (175)
                                            --------        --------
Balance at September 30, 2004, net of
    accumulated amortization                $ 71,858        $ 10,127
                                            ========        ========

      Intangible assets totaled $10.1 million, net of accumulated amortization of $1.0 million, at September 30, 2004. Of this amount, $0.6 million represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for intangible assets is expected to approximate $0.7 million each year between 2004 and 2014 and $0.2 million from 2015 to 2018.

                                        Goodwill                 Intangible Assets
                               -------------------------     ------------------------
                               September 30,    June 30,     September 30,   June 30,
(in millions)                      2004           2004           2004          2004
                               -------------    --------     -------------   ---------
SEGMENT:
Wholesale drug distribution       $  51.8        $  51.8         $   4.9       $   5.0
PBI                                  18.7           11.0             5.2           1.5
Software                              1.4            1.4              --            --
                                  -------        -------         -------       -------
     Total                        $  71.9        $  64.2         $  10.1       $   6.5
                                  =======        =======         =======       =======

      The Company tests goodwill annually as of April 30. A discounted cash flow model is used to determine the fair value of the Company's businesses for the purpose of testing goodwill for impairment. The discount rate used is based on a risk-adjusted weighted average cost of capital.

NOTE 5. EARNINGS PER SHARE

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows :

                                               Three Months ended September 30, 2004      Three Months ended September 30, 2003
                                              ----------------------------------------   ----------------------------------------
                                                Income         Shares        Per-share      Income        Shares        Per-share
(in thousands, except for per share amounts)  (Numerator)  (Denominator)(1)    Amount    (Numerator)  (Denominator)(1)    Amount
                                              -----------  ----------------  ---------   -----------  ----------------  ---------
Basic Earnings per Share:
Net income (loss) available to common
stockholders                                    $(1,941)      14,058         $ (0.14)      $ 1,467          13,956      $  0.11

Effect of Diluted Securities:
Options                                              --           --                            --             238
Convertible securities                              (66)          --                           (63)             --
                                                -------       ------                       -------          ------

Diluted Earnings  per Share:
Net income (loss) available to common
stockholders plus assumed conversions           $(2,007)      14,058         $ (0.14)      $ 1,404          14,194      $  0.10
                                                =======       ======         =======       =======          ======      =======


(1) Outstanding shares computed on a weighted average basis

      As of September 30, 2004 and 2003, stock options to purchase 1.5 million and 0.9 million shares respectively were not dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 6. COMPREHENSIVE INCOME

      The Company's comprehensive income consists of net income and the net change in value of cash flow hedge instruments as follows: (in thousands)

                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                      2004           2003
                                                     -------        -------
Net income (loss)                                    $(1,941)       $ 1,467
Change in value of cash flow hedge, net of tax           (86)           192
                                                     -------        -------
Total comprehensive income (loss)                    $(2,027)       $ 1,659
                                                     =======        =======

NOTE 7. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At September 30, 2004, the Company was party to standby letters of credit of approximately $15.8 million and was the guarantor of certain customer obligations totaling approximately $0.3 million. Management does not expect any material losses to result from these off-balance-sheet items.

      The Company has entered into an agreement with Parata Systems, LLC to become the exclusive distributor of their robotic dispensing system (RDS) for independent and regional pharmacies in a 23-state region and Puerto Rico. The Parata RDS is specifically designed to meet the needs of retail pharmacies by automating up to 150 prescriptions per hour. The RDS uses a bar-coded maintenance system to ensure accuracy and eliminate potential for operator error. The Parata RDS can be a significant tool to increase efficiency, effectiveness and accuracy, and provide pharmacists with more time for interactions with patients. As part of the agreement, the Company has committed to purchase machines during a period that ends June 2006. At September 30, 2004, the remaining purchase commitment is approximately $25 million.

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri ("Court") against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 30, 2004, United Food & Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan ("Local 655") filed a motion to become lead plaintiff. On October 5, 2004, the Court granted Local 655's motion appointing them lead plaintiff. The Company believes that the existing complaint describes types of transactions in which the Company has not engaged, contains a number of inaccurate statements, and does not state any valid cause of action, and further, that the Company will have substantial meritorious defenses to the complaint. The Defendants intend to vigorously defend the claims.

      There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. However, there can be no assurance that these claims and lawsuits will not have such an impact.

NOTE 8. LONG-TERM DEBT

      The Company has a $600 million asset-based senior secured revolving credit facility. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at September 30, 2004 was approximately $463 million of which approximately $128 million was unused.

The interest rate on the credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 4.34% at September 30, 2004. The facility expires in March 2007 and contains no subjective acceleration provision, and therefore, the related debt has been classified as long-term in the Company's financial statements.

      The Company is required under the terms of the credit facility to comply with certain financial covenants, including those related to fixed charge coverage ratio and tangible net worth. The Company is required to reduce borrowings by cash received. The Company is also limited in its ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of its lenders. In August 2004, the Company amended the credit facility modifying the loan covenants to make them less restrictive. The Company is in compliance with its debt covenants as of September 30, 2004. At this time, the Company projects that it will be in compliance with the debt covenants for the next 12 months.

NOTE 9. BUSINESS SEGMENTS

      Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three identifiable business segments: wholesale drug distribution, the Company's interest in PBI, and Software/Other. Two wholly owned software subsidiaries, Tykon, Inc. and Viking Computer Services, and D & K Pharmacy Solutions constitute the Software/Other segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. Pharmacy Solutions provides additional services to pharmacy customers including the marketing and distribution of Parata robotic dispensing systems.

      Though the wholesale drug distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar and thus they have been aggregated for presentation purposes. The Company operates principally in the United States.

                                        For The Three Months Ended
                                   --------------------------------------
(in thousands)                     September 30, 2004  September 30, 2003
                                   ------------------  ------------------
Net Sales -
     Wholesale drug distribution       $ 722,925           $ 475,677
     PBI                                   2,118               2,319
     Software/Other                          633                 552
                                       ---------           ---------
          Total                        $ 725,676           $ 478,548

Gross Profit -
     Wholesale drug distribution       $  20,472           $  15,363
     PBI(1)                                2,118               2,319
     Software/Other                          473                 406
                                       ---------           ---------
          Total                        $  23,063           $  18,088

Pre-tax earnings (loss) -
     Wholesale drug distribution       $  (3,892)          $   1,497
     PBI                                   1,054               1,232
     Software/Other                          (41)                 60
                                       ---------           ---------
          Total                        $  (2,879)          $   2,789

(1) Cost of operations recorded by PBI of $1.0 million in each period have been classified as operating expenses in the Company's Condensed Consolidated Statements of Operations.

      The increase in total assets from the Company's 2004 Annual Report relates primarily to increased inventory levels and the acquisition of the remaining portion of PBI. There are no other differences in the basis of segmentation or in the basis of measurement of segment profit or loss.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The discussion below is concerned with material changes in financial condition and results of operations in the condensed consolidated balance sheets as of September 30, 2004 and June 30, 2004, and in the condensed consolidated statements of operations for the three-month periods ended September 30, 2004 and September 30, 2003, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2004 Annual Report to Stockholders.

FORWARD LOOKING STATEMENTS

      Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such forward-looking statements are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those currently anticipated due to a number of factors, including without limitation, the changing business and regulatory environment of the healthcare industry in which the Company operates, including manufacturers' pricing or distribution policies or practices, the competitive nature of the wholesale pharmaceutical distribution industry with many competitors having substantially greater resources than D & K Healthcare, the Company's ability to maintain or improve its operating margins with the industry's competitive pricing pressures, the Company's customers and suppliers generally having the right to terminate or reduce their purchases or shipments on relatively short notice, changes in the Company's prime vendor status with cooperative purchasing groups, the availability of investment purchasing opportunities, the loss of one or more key suppliers for which alternative sources may not be available, changes in private and governmental reimbursement or in the delivery systems for healthcare products, changes in interest rates, ability to complete and integrate acquisitions successfully, and other factors set forth in reports and other documents filed by D & K Healthcare with the Securities and Exchange Commission from time to time. The reader should not place undue reliance on forward-looking statements, which speak only as of the date they are made. D & K Healthcare undertakes no obligation to publicly update or revise any forward-looking statements.

RECENT TRENDS AND EVENTS

      Sales in the national accounts trade class fell below expectations in the first quarter of fiscal 2005, as fewer than anticipated product price increases enacted by pharmaceutical manufacturers resulted in lower activity in this trade class. Changes in manufacturers' inventory management practices resulting in reduced availability of product also impacted revenues in this trade class.

      Fewer than anticipated product price increases also resulted in lower gross profit margin in the independent and regional pharmacies trade class during the first quarter of fiscal 2005. However, during this period sales trends in this trade class show continued growth that partially offset the effect of lower gross profit margins. We believe this sales growth reflects improved regional and independent retail pharmacy industry sales trends in our service territory and the impact of new business.

      Changing behavior on the part of pharmaceutical manufacturers is impacting and will continue to impact how distributors generate earnings. Three important changes we have noted include changes in the timing of product price increases, tightening of control over inventory in the distribution channel resulting in fewer opportunities to purchase inventory from sources other than the original manufacturer, and a transition to "fee for service" compensation models which generally reduce the ability to accumulate inventory positions ahead of price increases. With these changes, and with others likely over time, we expect that our business model and earnings growth will evolve to reflect that of our core business. We refer to our "core" operations as the combination of our "independent and regional pharmacies" trade class and the "other healthcare providers" trade class. Customers in both of these classes of trade rely on us as their primary pharmaceutical and over-the-counter products supplier. We have taken several important steps to position D & K for the change in pharmaceutical manufacturers' behavior. We have strengthened and broadened our core business through the acquisition of Walsh HealthCare Solutions. We have positioned our national accounts business with a flexible cost structure with minimal fixed costs, so that we can maintain a presence and take advantage of opportunities if and when they exist. We also anticipate continued industry consolidation, which may provide additional acquisition opportunities.

      The current environment makes it difficult to forecast the timing of sales from national accounts. Factors such as higher scrutiny of the healthcare industry in an election year, changes in manufacturers' inventory management practices, changes in product pricing practices, the transition from a `buy and hold' industry model to a `fee for service' model, are all making future results more difficult to project. We believe that 2005 earnings results will likely be `back-end' loaded, similar to 2004.

RESULTS OF OPERATIONS

      NET SALES Net sales increased $247.1 million to $725.7 million, or 51.6%, for the three months ended September 30, 2004, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $334.0 million to $654.0 million, or 104.4%, approximately 64% of which relates to sales from the Walsh subsidiary. The majority of the remaining increase relates to new business. National accounts sales decreased $89.8 million to $38.1 million, or 70.2%, compared to the prior year period primarily due to fewer product price increases enacted by pharmaceutical manufacturers and changes in pharmaceutical manufacturers' inventory management practices that reduced the availability of attractively priced purchase opportunities. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will continue to decline.

      GROSS PROFIT Gross profit increased $5.0 million to $23.1 million, or 27.5%, for the three months ended September 30, 2004, compared to the corresponding period of the prior year. As a percentage of net sales, gross margin decreased from 3.78% to 3.18% for the quarter ended September 30, 2004, compared to the corresponding period of the prior year. Walsh gross margin was consistent with the rest of our wholesale drug distribution segment. The increase in gross profit was due to the addition of Walsh and additional sales related to new business and same store growth offset by lower national accounts sales and continued pricing pressure on new and existing business. The reduction in gross margin percentage was primarily due to fewer price increases during the quarter.

      OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $8.6 million to $21.8 million, or 65.4%, for the three months ended September 30, 2004 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 3.01%, a 25 basis point increase from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh-related operating expenses during the quarter.

      INTEREST EXPENSE, NET Net interest expense increased $1.9 million to $4.1 million, or 90.5%, for the three months ended September 30, 2004, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.56% from 0.45%, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher inventory levels supporting sales growth and higher average borrowing levels driven by financing the purchase of Walsh.

      INCOME TAX PROVISION Our effective income tax rate was 39.0% for the three months ended September 30, 2004, the same as the corresponding period of the prior year. These rates were different from the statutory blended federal and state rates primarily because of the impact of state income taxes.

      PBI Net sales at PBI were $2.1 million for the three months ended September 30, 2004, down $0.2 million from the corresponding period of the prior year. The decrease relates to a lower volume of purchases by PBI members. Gross profit generated by PBI as a percentage of our total gross profit decreased from 12.8% to 9.2% as a result of our higher overall gross profit. PBI recorded pre-tax earnings of $1.1 million for the three months ended September 30, 2004, down $0.2 million from the corresponding period of the prior year. This was the result of the lower net sales for the period.

LIQUIDITY AND CAPITAL RESOURCES

      We generally meet our working capital requirements through a combination of internally generated funds, borrowings under the revolving line of credit and trade credit from our suppliers.

      We use the following ratios as key indicators of our liquidity and working capital management:

                                      SEPTEMBER 30,        JUNE 30,
                                         2004                 2004
                                      ------------         ---------
Working capital (1) (000s)             $ 381,481           $ 382,900
Current ratio                          2.14 to 1           2.52 to 1

(1) Working capital is total current assets less total current liabilities on our balance sheet. The current ratio is calculated by dividing total current assets by total current liabilities.

      Our wholesale drug segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Working capital and current ratio at September 30, 2004 are approximately the same as June 30, 2003 levels. At September 30, 2004, our inventory levels increased due to the start of normal seasonal inventory requirements and as the result of decreased sales in our national accounts trade class. The increase in inventory levels was offset by a corresponding increase in accounts payable associated with the inventory.

      On March 31, 2003, we entered into a new $600 million credit facility. Under the credit facility, the total amount of loans and letters of credit outstanding at any time cannot exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at September 30, 2004 was approximately $463 million of which approximately $128 million was unused. The PBI acquisition and the increase in inventory levels account for the increase in outstanding long-term debt as the credit facility was used as the source of funds. The interest rate on the credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 4.34% at September 30, 2004.

      Under the terms of the credit facility, we are required to comply with certain financial covenants, including those related to a fixed charge coverage ratio and tangible net worth. We are required to reduce borrowings by cash received. We are also limited in our ability to make loans and investments, enter into leases, or incur additional debt, among other things, without the consent of our lenders. In August 2004, we amended the credit facility modifying the loan covenants to make them less restrictive. We are in compliance with our debt covenants as of September 30, 2004. At this time, we project that we will be in compliance with the debt covenants for the next 12 months.

      Net cash used in operating activities totaled $3.5 million for the three months ended September 30, 2004 with net cash used in operating activities of $39.6 million in the prior year. This decrease is primarily the result of an increase in accounts payable levels due to timing of payments partially offset by increases in inventory levels.

      We invested $1.6 million in capital assets in the three months ended September 30, 2004 compared with $0.3 million in the corresponding period of the prior year. Current year and prior year additions relate primarily to the expansion of our Cape Girardeau distribution center. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

      Net cash inflows provided by financing activities totaled $13.4 million for the three months ended September 30, 2004 with net cash provided by financing activities of $38.1 million for last year. Borrowings under our revolving line of credit related to the purchase of PBI and to support our inventory levels produced this result.

      Stockholders' equity decreased $2.0 million to $177.3 million at September 30, 2004 from $179.3 million at June 30, 2004, due to the net loss during the period. We believe that funds available under the credit facility, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

      Refer to "Critical Accounting Policies" in our 2004 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

NEW ACCOUNTING STANDARDS

      Refer to Note 14 of Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for a discussion of recently issued accounting standards. Our adoption of these new accounting standards did not have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available to fund operations and expansion. Based on estimated average variable borrowings during fiscal 2005, a change of 25 basis points in the average variable borrowing rate would result in a change of approximately $0.9 million in annual interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

PART ll. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri ("Court") against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 30, 2004, United Food & Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan ("Local 655") filed a motion to become lead plaintiff. On October 5, 2004, the Court granted Local 655's motion appointing them lead plaintiff. The Company believes that the existing complaint describes types of transactions in which the Company has not engaged, contains a number of inaccurate statements, and does not state any valid cause of action, and further, that the Company will have substantial meritorious defenses to the complaint. The Defendants intend to vigorously defend the claims.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            See Exhibit Index on page 17.

      (b)   Reports on Form 8-K

            1. On August 10, 2004, the registrant filed a Current Report on Form 8-K under Items 7 and 12 with a press release announcing its financial results for the fiscal 2004 fourth quarter and full year.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 D & K HEALTHCARE RESOURCES, INC.

Date:  November 9, 2004     By:  /s/ J. Hord Armstrong, III
                                 --------------------------
                                      J. Hord Armstrong, III
                                      Chairman of the Board and
                                      Chief Executive Officer

                            By:  /s/ Thomas S. Hilton
                                 ---------------------
                                      Thomas S. Hilton
                                      Senior Vice President
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No. Description

2.1** Agreement and Plan of Merger dated as of October 21, 2003 between D & K Healthcare Resources, Inc., Walsh HealthCare Solutions, Inc. and D & K Acquisition Corp, filed as an exhibit to registrant's Current Report on Form 8-K dated December 15, 2003.

3.1* Restated Certificate of Incorporation, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

3.2* Certificate of Amendment to the Restated Certificate of Incorporation of D & K Wholesale Drug, Inc filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

3.3* Certificate of Designations for Series B Junior Participating Preferred Stock of D & K Healthcare Resources, Inc. filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

3.4* By-laws of the registrant, as currently in effect, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

3.5* Certificate of Amendment of Certificate of Incorporation of D & K Healthcare Resources, Inc., filed as an exhibit to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

4.1* Form of certificate for Common Stock, filed as an exhibit to registrant's Registration Statement on Form S-1 (Reg. No. 33-48730).

4.2* Form of Rights Agreement dated as of November 12, 1998 between registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Right Certificate, filed as an exhibit to Form 8-K dated November 17, 1998.

10.1** Consent and Third Amendment to Sixth Amended and Restated Loan and Security Agreement, dated August 30, 2004, by and among Fleet Capital Corporation (individually and as Agent for Lenders), registrant, Jewett Drug Co., Diversified Healthcare, LLC, Medical & Vaccine Products, Inc., MYHCA, Inc., RxDirect, Inc., Walsh Distribution, L.L.C., Walsh Healthcare Solutions, Inc., and Walsh Heartland, L.L.C.

31.1**      Section 302 Certification of Chief Executive Officer.

31.2**      Section 302 Certification of Chief Financial Officer.

32** Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*     Incorporated by reference.

**    Filed herewith.