Form 10-Q
period 2004-12-31
D & K HEALTHCARE RESOURCES INC
filed 2005-02-09
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                                  [X] YES [ ]NO

Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $.01 par value              14,099,630
           ----------------------------           -----------------
                  (class)                        (February 03, 2005)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                      Index

                                                                                                Page No.
                                                                                                --------
Part  I. Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 December 31, 2004 and June 30, 2004                                                  3

                 Condensed Consolidated Statements of Operations for the
                 Three Months and Six Months Ended December 31, 2004
                 and December 31, 2003                                                                4

                 Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended December 31, 2004 and December 31, 2003                             5

                 Notes to Condensed Consolidated Financial Statements                            6 - 11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                            12 - 16

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                          16

         Item 4. Controls and Procedures                                                             16

Part II. Other Information

         Item 1. Legal Proceedings                                                                   17

         Item 4. Submission of Matters to a Vote of Security Holders                                 17

         Item 6. Exhibits                                                                            17

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,         JUNE 30,
(in thousands)                                                                         2004               2004
                                                                                   ------------        ----------
                                                                                   (unaudited)
ASSETS
Current Assets
  Cash, including restricted cash of $6,223 and $12,499, respectively              $     6,223         $   12,499
  Receivables, net of allowance for doubtful accounts of $4,291 and
  $5,444, respectively                                                                 176,668            130,770
  Inventories                                                                          611,504            461,295
  Other current assets                                                                  31,846             29,736
                                                                                   -----------         ----------
                  Total current assets                                                 826,241            634,300
Property and Equipment, net of accumulated depreciation and
amortization of  $14,277 and $12,274, respectively                                      23,985             24,494
Other Assets                                                                            17,006             14,298
Goodwill, net of accumulated amortization                                               71,749             64,233
Other Intangible Assets, net of accumulated amortization                                 9,895              6,546
                                                                                   -----------         ----------
                  Total assets                                                     $   948,876         $  743,871
                                                                                   ===========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                             $     2,621         $      676
  Accounts payable                                                                     296,353            219,580
  Accrued expenses                                                                      23,173             31,144
                                                                                   -----------         ----------
                 Total current liabilities                                             322,147            251,400
Long-term Liabilities                                                                    1,385              2,663
Long-term Debt, excluding current maturities                                           443,690            307,693
Deferred Income Taxes                                                                    4,158              2,785
                                                                                   -----------         ----------
                  Total liabilities                                                    771,380            564,541
Stockholders' Equity
  Common stock                                                                             154                152
  Paid-in capital                                                                      126,604            125,552
  Accumulated other comprehensive loss                                                    (601)            (1,208)
  Deferred compensation - restricted stock                                              (1,147)              (730)
  Retained earnings                                                                     64,712             67,790
  Less treasury stock                                                                  (12,226)           (12,226)
                                                                                   -----------         ----------
                  Total stockholders' equity                                           177,496            179,330
                                                                                   -----------         ----------
                  Total liabilities and stockholders' equity                       $   948,876         $  743,871
                                                                                   ===========         ==========

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
(In thousands, except per share data)                            DECEMBER 31,                        DECEMBER 31,
                                                        ------------------------------      -------------------------------
                                                            2004              2003              2004              2003
                                                        ------------       -----------      ------------       ------------
Net Sales                                               $    842,837       $   510,945      $  1,568,513       $    989,493
Cost of Sales                                                816,716           491,490         1,519,329            951,950
                                                        ------------       -----------      ------------       ------------
     Gross profit                                             26,121            19,455            49,184             37,543

Operating Expenses                                            22,062            15,847            43,877             29,035
                                                        ------------       -----------      ------------       ------------
     Income from operations                                    4,059             3,608             5,307              8,508

Other Income (Expense):
     Interest expense, net                                    (5,422)           (3,332)           (9,512)            (5,479)
     Other, net                                                  153               295               118                331
                                                        ------------       -----------      ------------       ------------
                                                              (5,269)           (3,037)           (9,394)            (5,148)
                                                        ------------       -----------      ------------       ------------
     Income (loss)before income tax provision, and
     minority interest                                        (1,210)              571            (4,087)             3,360

Income Tax  Benefit (Provision)                                  471              (223)            1,594             (1,311)
Minority Interest                                                  -              (171)             (185)              (405)
                                                        ------------       -----------      ------------       ------------
Net income (loss)                                       $       (739)      $       177      $     (2,678)      $      1,644
                                                        ============       ===========      ============       ============

Earnings (loss) Per Share - Basic                       $      (0.05)      $      0.01      $      (0.19)      $       0.12
                                                        ============      ============      ============       ============

Earnings (loss) Per Share - Diluted                     $      (0.05)      $      0.01      $      (0.19)      $       0.11
                                                        ============       ===========      ============       ============

Basic common shares outstanding                               14,102            13,928            14,125             13,941
Diluted common shares outstanding                             14,102            14,134            14,125             14,163

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, (in thousands)                     2004               2003
                                                                     ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $     (2,678)       $    1,644
  Adjustments to reconcile net income (loss) to net cash
     flows from operating activities-
       Depreciation and amortization                                        2,807             1,315
       Amortization of debt issuance costs                                    872               815
       Deferred income taxes                                               (2,148)              972
       (Increase) decrease in receivables, net                            (45,344)           28,643
       Increase in inventories                                           (150,209)         (291,561)
       (Increase) decrease in other current assets                            513            (3,432)
       Increase in accounts payable                                        76,773            37,573
       Decrease in accrued expenses                                        (8,565)           (1,333)
       Other, net                                                            (636)            2,206
                                                                     ------------        ----------
         Net cash flows used in operating activities                     (128,615)         (223,158)
                                                                     ------------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquired company                                          (12,400)         (102,869)
  Purchases of property and equipment                                      (2,201)           (2,440)
                                                                     ------------        ----------
       Net cash flows used in investing activities                        (14,601)         (105,309)
                                                                     ------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under revolving line of credit, net                          136,723           330,764
  Proceeds from secured financing                                             860                 -
  Payments of long-term debt                                                 (513)             (996)
  Payment of dividends                                                       (422)             (419)
  Proceeds from exercise of stock options                                     292                 -
  Purchase of treasury stock                                                    -              (816)
                                                                     ------------        ----------
       Net cash flows provided by financing activities                    136,940           328,533
                                                                     ------------        ----------

       Decrease in case                                                    (6,276)               66
  Cash, beginning of period                                                12,499            14,301
                                                                     ------------        ----------
  Cash, end of period                                                $      6,223        $   14,367
                                                                     ============        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for-
       Interest                                                      $      8,411        $    3,930
       Income taxes, net                                             $      2,318        $      432

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

NOTE 1. BASIS OF PRESENTATION

      D & K Healthcare Resources, Inc. (the "Company") is a full-service, regional wholesale drug distributor, supplying customers from facilities in Missouri, Kentucky, Minnesota, Texas, Arkansas, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in 27 states primarily in the Midwest, Upper Midwest, and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also offers a number of proprietary information systems software products through two wholly owned subsidiaries, Tykon, Inc. and VC Services, Inc. (dba Viking Computer Services). In addition, the Company owns Pharmaceutical Buyers, Inc. ("PBI"), a leading alternate-site group purchasing organization.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and six-month periods ended December 31, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

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

      On December 5, 2003, the Company acquired 100 % of the outstanding common stock of Walsh HealthCare Solutions, Inc. ("Walsh") of Texarkana, Texas. Walsh is a full-service pharmaceutical distributor with distribution centers located in San Antonio and Texarkana, Texas and Paragould, Arkansas. The results of Walsh have been included in the condensed consolidated financial statements since that date. The aggregate purchase price of $104.4 million in cash before consideration of cash acquired includes the repayment of all Walsh bank debt and other direct acquisition costs. The Company utilized its existing revolving credit facility to finance the transaction.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, PBI and Walsh for the three-month and six-month periods ended December 31, 2004 and 2003, as if the Walsh and PBI acquisitions had occurred at July 1, 2003, with pro forma adjustments to give effect to amortization of intangible assets, interest expense on acquisition debt, minority interest, and certain other adjustments, together with related income tax effects. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of results of operations had these transactions been completed as of the assumed dates or results of operations which may be obtained in the future.

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
(In thousands, except per share amounts)                           DECEMBER 31,                 DECEMBER 31,
                                                             -----------------------    ---------------------------
                                                               2004          2003           2004           2003
                                                             ----------   ----------    ------------   ------------
Net sales                                                    $  842,837   $  661,598    $  1,568,513   $  1,330,031
Net income (loss) before discontinued operations             $     (774)  $   (5,132)   $     (2,563)  $     (3,365)
Net income (loss)                                            $     (774)  $   (6,527)   $     (2,563)  $     (4,921)
Diluted earnings (loss) per share                            $    (0.05)  $    (0.46)   $      (0.18)  $     ( 0.35)

NOTE 3. STOCK-BASED COMPENSATION

      The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our financial statements.

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

      Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the unaudited pro forma net income and pro forma earnings per share would have been as follows:

                                                                  Three Months Ended       Six Months Ended
   (In thousands, except per share amounts)                          December 31,            December 31,
                                                                 --------------------    ---------------------
                                                                   2004        2003        2004         2003
                                                                 --------     -------    --------     --------
   Net income (loss) - as reported                               $   (739)    $   177    $ (2,678)    $  1,644

   Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of tax                                                        (366)       (407)       (410)        (800)
                                                                 --------     -------    --------     --------

Net income (loss)  - pro forma                                   $ (1,105)    $  (230)   $ (3,088)    $    844

Earnings (loss) per share:
        Basic - as reported                                      $  (0.05)    $  0.01    $  (0.19)    $   0.12
        Basic - pro forma                                        $  (0.08)    $ (0.02)   $  (0.22)    $   0.06
        Diluted - as reported                                    $  (0.05)    $  0.01    $  (0.19)    $   0.11
        Diluted - pro forma                                      $  (0.08)    $ (0.02)   $  (0.23)    $   0.05

      These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

      Changes to goodwill and intangible assets during the six-month period ended December 31, 2004 are:

(In thousands)                              Goodwill        Intangible Assets
                                           ----------       -----------------
 Balance at June 30, 2004, net of
  accumulated amortization                 $   64,233       $         6,546
 Acquisition                                    7,679                 3,756
 Adjustment to Walsh purchase price              (163)                    -
 Amortization expense                               -                  (407)
                                           ----------       ---------------
 Balance at December 31, 2004, net of
  accumulated amortization                 $   71,749       $         9,895
                                           ==========       ===============

      Intangible assets totaled $9.9 million, net of accumulated amortization of $1.2 million, at December 31, 2004. Of this amount, $0.6 million represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for intangible assets is expected to approximate $0.8 million each year between 2004 and 2014 and $0.2 million from 2015 to 2018.

                                            Goodwill                           Intangible Assets
                                   -----------------------------         -----------------------------
                                   December 31,    June 30, 2004         December 31,    June 30, 2004
(In millions)                         2004             2004                  2004             2004
                                   ------------    -------------         ------------    -------------
SEGMENT:
Wholesale drug distribution        $       51.6    $        51.8         $        4.7    $         5.0
PBI                                        18.7             11.0                  5.2              1.5
Software                                    1.4              1.4                    -                -
                                   ------------    -------------         ------------    -------------
     Total                         $       71.7    $        64.2         $        9.9    $         6.5
                                   ============    =============         ============    =============

      The Company tests goodwill annually as of April 30. A discounted cash flow model is used to determine the fair value of the Company's businesses for the purpose of testing goodwill for impairment. The discount rate used is based on a risk-adjusted weighted-average cost of capital.

NOTE 5. EARNINGS PER SHARE

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

                                              Three Months ended December 31,              Three Months ended December 31,
                                                         2004                                           2003
                                           --------------------------------------      --------------------------------------
                                                             Shares                                       Shares
                                              Income     (Denominator)  Per-share         Income     (Denominator)  Per-share
(In thousands, except per share amounts)   (Numerator)       (1)          Amount       (Numerator)        (1)         Amount
                                           -----------   ------------   ---------      -----------   ------------   ---------
Basic Earnings per Share:
Net income (loss) available to common
stockholders                               $      (739)        14,102   $   (0.05)     $       177         13,928   $    0.01

Effect of Diluted Securities:
Options                                              -              -                            -            206
Convertible securities                               -              -                          (54)             -
                                           -----------   ------------                  -----------   ------------

Diluted Earnings  per Share:
Net income available to common
stockholders plus assumed conversions      $      (739)        14,102   $   (0.05)     $       123         14,134   $    0.01
                                           ===========   ============   =========      ===========   ============   =========

(1) Outstanding shares computed on a weighted-average basis

                                                   Six Months ended December 31,               Six Months ended December 31,
(In thousands, except per share amounts)                     2004                                           2003
                                           ------------------------------------------   ------------------------------------------
                                             Income          Shares         Per-share     Income          Shares        Per-share
                                           (Numerator)   (Denominator)(1)    Amount     (Numerator)  (Denominator)(1)     Amount
                                           -----------   ----------------   ---------   ----------   ----------------   ---------
Basic Earnings per Share:
Net income (loss) available to common
stockholders                               $    (2,678)           14,125    $   (0.19)  $    1,644             13,941   $     0.12

Effect of Diluted Securities:
Options                                              -                 -                         -                222
Convertible securities                             (66)                -                      (117)                 -
                                           -----------    --------------                ----------   ----------------

Diluted Earnings per Share:
Net income (loss) available to common
stockholders plus assumed conversions      $    (2,744)           14,125    $   (0.19)  $    1,527             14,163   $     0.11
                                           ===========    ==============    =========   ==========   ================   ==========

(1) Outstanding shares computed on a weighted-average basis

      As of December 31, 2004 and 2003, stock options to purchase 1.4 million and 0.9 million shares, respectively, were not dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 6. COMPREHENSIVE INCOME

      The Company's comprehensive income consists of net income and the net change in value of cash flow hedge instruments as follows: (in thousands)

                                                      Three Months Ended       Six Months Ended
                                                         December 31,            December 31,
                                                      ------------------    ----------------------
                                                       2004        2003       2004          2003
                                                      ------      ------    ---------     --------
Net income (loss)                                     $ (739)     $  177    $  (2,678)    $  1,644
Change in value of cash flow hedge, net of tax           689         165          603          357
                                                      ------      ------    ---------     --------
Total comprehensive income (loss)                     $  (50)     $  342    $  (2,075)    $  2,001
                                                      ======      ======    =========     ========

NOTE 7. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At December 31, 2004, the Company was party to standby letters of credit of approximately $15.8 million and was the guarantor of certain customer obligations totaling approximately $0.2 million. Management does not expect any material losses to result from these off-balance-sheet items.

      The Company has entered into an agreement with Parata Systems, LLC to become the exclusive distributor of their robotic dispensing system ("RDS") for independent and regional pharmacies in a 23-state region and Puerto Rico. The Parata RDS is specifically designed to meet the needs of retail pharmacies by automating up to 150 prescriptions per hour. The RDS uses a bar-coded maintenance system to ensure accuracy and eliminate potential for operator error. The Parata RDS can be a significant tool to increase efficiency, effectiveness and accuracy, and provide pharmacists with more time for interaction with patients. As part of the agreement, the Company has committed to purchase machines during a period that ends June 2006. At December 31, 2004, the remaining purchase commitment was approximately $23 million.

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri ("Court") against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 30, 2004, United Food & Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan ("Local 655") filed a motion to become lead plaintiff. On October 5, 2004, the Court granted Local 655's motion appointing it lead plaintiff. On November 15, 2004, plaintiff filed an Amended Complaint against the Defendants and Richard Plotnick and Bristol-Myers Squibb Company. Bristol-Meyers Squibb and Mr. Plotnick have filed Motions to Dismiss based on statute of limitations and pleading deficiency grounds. On February 4, 2005, The Defendants filed a Motion to Dismiss based upon factual errors in plaintiff's pleadings and on the grounds that plaintiff failed to meet the Private Securities Litigation Reform Act threshold pleading requirements of adequate particularity and scienter. Defendants believe they have substantial meritorious defenses to the Complaint and, if their Motion to Dismiss is not granted, they intend to vigorously defend against the claims.

     There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. However, there can be no assurance that these claims and lawsuits will not have such an impact.

NOTE 8. LONG-TERM DEBT

      At December 31, 2004, the Company was party to a $600 million asset-based senior secured revolving credit facility. Under the credit facility, the total amount of loans and letters of credit outstanding at any time could not exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at December 31, 2004 was approximately $536 million of which approximately $86 million was unused. The interest rate on the credit facility was based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 4.92% at December 31, 2004. The facility was to expire in March 2007 and contains no subjective acceleration provision, and therefore, the related debt has been classified as long-term in the Company's financial statements. The Company was in compliance with its debt covenants as of December 31, 2004.

      On January 7, 2005, the Company entered into an amendment to its asset-based senior secured revolving credit facility with Fleet Capital Corporation, as agent, and the other lenders named therein. The amendment increases the Company's available credit from $600 million to $635 million through the addition of a $35 million last-out tranche at LIBOR plus 5%. In addition, the term of the facility is extended by two years to March 2009 and includes an accordion feature that would allow the Company to expand the facility to $735 million. The interest rate on the credit facility continues to be based on the 30-day LIBOR rate plus a factor (2.25% at February 2, 2005) based on the excess availability under the facility. The credit facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and loans. The Company is required to meet a minimum fixed charge coverage ratio only if availability falls below certain levels. Availability represents the amount by which borrowing base collateral exceeds the utilized portion of the credit facility. The Company may use the funds provided under the credit facility for general corporate purposes, investments and acquisitions. The borrowings under the credit facility will continue to be reported as long-term debt in the Company's financial statements.

NOTE 9. BUSINESS SEGMENTS

      Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three identifiable business segments:
Wholesale Drug Distribution, the Company's interest in PBI, and Software/Other. Two wholly owned software subsidiaries, Tykon, Inc. and Viking Computer Services, and D & K Pharmacy Solutions constitute the Software/Other segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. Pharmacy Solutions provides additional services to pharmacy customers, including the marketing and distribution of Parata robotic dispensing systems.

      Though the Wholesale Drug Distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar, and thus they have been aggregated for presentation purposes. The Company operates principally in the United States.

                                  For The Three Months Ended                 For the Six Months Ended
                            --------------------------------------    --------------------------------------
    (In thousands)          December 31, 2004    December 31, 2003    December 31, 2004    December 31, 2003
                            --------------------------------------    --------------------------------------
Net Sales -
     Wholesale drug
      distribution            $     838,667        $     507,205        $   1,561,592        $     982,724
     PBI                              2,487                2,278                4,605                4,597
     Software/Other                   1,683                1,462                2,316                2,172
                              -------------        -------------        -------------        -------------
          Total               $     842,837        $     510,945        $   1,568,513        $     989,493

Gross Profit -
     Wholesale drug
      distribution            $      22,765        $      16,334        $      43,236        $      31,538
     PBI(1)                           2,487                2,278                4,606                4,597
     Software/Other                     869                  843                1,342                1,408
                              -------------        -------------        -------------        -------------
          Total               $      26,121        $      19,455        $      49,184        $      37,543

Pre-tax income (loss) -
     Wholesale drug
      distribution            $      (2,740)       $        (862)       $      (6,630)       $         510
     PBI                              1,184                  933                2,238                2,165
     Software/Other                     346                  500                  305                  685
                              -------------        -------------        -------------        -------------
          Total               $      (1,210)       $         571        $      (4,087)       $       3,360

(1) Cost of operations recorded by PBI for the three months ended December 31, 2004 and 2003 of $1.1 million and $1.2 million, respectively, have been classified as operating expenses in the Company's Condensed Consolidated Statements of Operations. For the six months ended December 31, 2004 and 2003, cost of operations recorded by PBI of $2.1 million and $2.2 million, respectively, have been classified as operating expenses in the Company's Condensed Consolidated Statements of Operations.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The discussion below is concerned with material changes in financial condition and results of operations in our condensed consolidated balance sheets as of December 31, 2004 and June 30, 2004, and in the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2004 and December 31, 2003, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2004 Annual Report to Stockholders.

FORWARD LOOKING STATEMENTS

      Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those currently anticipated due to a number of factors, including without limitation, the changing business and regulatory environment of the healthcare industry in which we operate, including manufacturers' pricing or distribution policies or practices, the competitive nature of the wholesale pharmaceutical distribution industry with many competitors having substantially greater resources than us, our ability to maintain or improve our operating margins with the industry's competitive pricing pressures, our customers and suppliers generally having the right to terminate or reduce their purchases or shipments on relatively short notice, changes in our prime vendor status with cooperative purchasing groups, the availability of investment purchasing opportunities, the loss of one or more key suppliers for which alternative sources may not be available, changes in private and governmental reimbursement or in the delivery systems for healthcare products, changes in interest rates, our ability to complete and integrate acquisitions successfully, and other factors set forth in reports and other documents we file with the Securities and Exchange Commission from time to time. The reader should not place undue reliance on forward looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements.

RECENT TRENDS AND EVENTS

      Sales in the national accounts trade class fell below expectations in the first six months of fiscal 2005, as fewer than anticipated product price increases enacted by pharmaceutical manufacturers resulted in lower activity in this trade class. Changes in manufacturers' inventory management practices resulting in reduced availability of product also impacted revenues in this trade class.

      Fewer than anticipated product price increases also resulted in lower gross profit margin in the independent and regional pharmacies trade class during the second quarter and first six months of fiscal 2005. However, during this period sales trends in this trade class show continued growth that partially offset the effect of lower gross profit margins. We believe this sales growth reflects improved regional and independent retail pharmacy industry sales trends in our service territory and the impact of new business.

      Changing behavior on the part of pharmaceutical manufacturers is impacting and will continue to impact how distributors generate earnings. Three important changes we have noted include changes in the timing of product price increases, tightening of control over inventory in the distribution channel resulting in fewer opportunities to purchase inventory from sources other than the original manufacturer, and a transition to "fee for service" compensation models which generally reduce the ability to accumulate inventory positions ahead of price increases. With these changes, and with others likely over time, we expect that our business model and earnings growth will evolve to reflect that of our core business. We refer to our "core" operations as the combination of our "independent and regional pharmacies" trade class and the "other healthcare providers" trade class. Customers in both of these classes of trade rely on us as their primary pharmaceutical and over-the-counter products supplier. We have taken several important steps to position D & K for the change in pharmaceutical manufacturers' behavior. We have strengthened and broadened our core business through the acquisition of Walsh HealthCare Solutions. We have positioned our national accounts business with a flexible cost structure with minimal fixed costs so that we can maintain a presence and take advantage of opportunities if and when they exist. We also anticipate continued industry consolidation, which may provide additional acquisition opportunities.

      The current industry environment makes it difficult to forecast the timing of sales from national accounts. Factors such as changes in manufacturers' inventory management practices, changes in product pricing practices, and the transition from a "buy and hold" industry model to a "fee for service" model, are all making future results more difficult to project. We believe that the majority of 2005 earnings results will likely be generated in the second half of our fiscal year, similar to 2004.

RESULTS OF OPERATIONS

      NET SALES Net sales increased $331.9 million to $842.8 million, or 65.0%, for the three months ended December 31, 2004, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $286.9 million to $683.6 million, or 72.3%, approximately 55% of which related to sales from the Walsh subsidiary. The majority of the remaining increase related to new business and same store growth. National accounts sales increased $42.7 million to $126.4 million, or 51.0%, compared to the prior year period primarily due to timing of sales.

      Net sales increased $579.0 million to $1,568.5 million, or 58.5%, for the six months ended December 31, 2004, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $620.9 million to $1,337.6 million, or 86.6%. Approximately 60% of the increase related to Walsh sales. The majority of the remaining increase related to new business and same store growth. National accounts sales decreased $47.2 million to $164.4 million, or 22.3%, compared to last year primarily due to fewer product price increases enacted by pharmaceutical manufacturers and changes in pharmaceutical manufacturers' inventory management practices that reduced the availability of attractively priced purchase opportunities. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will continue to decline.

      GROSS PROFIT Gross profit increased $6.7 million to $26.1 million, or 34.3%, and gross margin decreased from 3.81% to 3.10% for the quarter ended December 31, 2004, compared to the corresponding period of the prior year. During the same periods, gross profit for the wholesale drug distribution segment increased $ 6.4 million to $22.8 million or 39.4% and gross margin decreased from 3.22% to 2.71%. The increases in gross profit were due to the addition of Walsh, additional sales related to new business and same store growth, and higher national accounts sales offset by continued pricing pressure on new and existing business. In addition, last year's results included a legal settlement received during the second quarter totaling $0.8 million (0.16% as a percent of net sales) that reduced cost of sales. The reductions in gross margin percentages were due to fewer price increases by manufacturers during the quarter and the price increases which did occur were, on average, lower than last year.

      Gross profit increased $11.6 million to $49.2 million, or 31.0%, and gross margin decreased from 3.79% to 3.14% for the six months ended December 31, 2004, compared to the corresponding period of the prior year. For the same periods, gross profit for the wholesale drug distribution segment increased $ 11.7 million to $43.2 million or 37.1% and gross margin decreased from 3.21% to 2.77%. The increases in gross profit were due to the addition of Walsh and additional sales related to new business and same store growth, which were partially offset by lower national accounts sales driven by fewer product price increases and continued pricing pressure on new and existing business. In addition, last year's results included a legal settlement received during the second quarter totaling $0.8 million (0.09% as a percent of net sales) that reduced cost of sales. The reductions in gross margin percentages were primarily due to fewer price increases by manufacturers during the first six months of fiscal 2005 and the price increases which did occur were, on average, lower than last year.

      OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $6.2 million to $22.1 million, or 39.2%, for the three months ended December 31, 2004, compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.62%, a 48 basis point decrease from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh-related operating expenses during all three months of the quarter compared to one month in the year ago quarter. The lower ratio of operating expenses to net sales related to the increase in sales.

      Operating expenses (including depreciation and amortization) increased $14.8 million to $43.9 million, or 51.1%, for the six months ended December 31, 2004 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.8%, a 13 basis point decrease from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh-related operating expenses. The ratio of operating expense to net sales decreased due to the increase in sales.

      INTEREST EXPENSE, NET Net interest expense increased $2.1 million to $5.4 million, or 62.7%, for the three months ended December 31, 2004, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.64% from 0.65%, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels from higher inventory levels supporting sales growth, the Walsh acquisition and higher average borrowing rates.

      Net interest expense increased $4.0 million to $9.5 million, or 73.6%, for the six months ended December 31, 2004, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.61% from 0.55%, compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels driven by financing higher average investment in inventory, the Walsh acquisition and a higher average borrowing rate.

      INCOME TAX BENEFIT (PROVISION) Our effective income tax rate was 39.0% for the three months and six months ended December 31, 2004, the same as the corresponding period of the prior year. These rates were different from the statutory blended federal and state rates primarily because of the impact of state income taxes.

      PBI Net sales at PBI were $2.5 million for the three months ended December 31, 2004, up $0.2 million from the corresponding period of the prior year. For the six months ended December 31, 2004, PBI's net sales were $4.6 million which was approximately the same as the year ago period. Gross profit generated by PBI as a percentage of our total gross profit decreased from 11.7% to 9.5% for the three months and from 12.2% to 9.4% for the six months ended December 31, 2004 as a result of our higher overall gross profit. PBI recorded pre-tax earnings of $1.2 million for the three months ended December 31, 2004, up $0.2 million from the corresponding period of the prior year with the six month pre-tax earnings of $2.2 million, approximately the same as last year.

LIQUIDITY AND CAPITAL RESOURCES

      We generally meet our working capital requirements through a combination of internally generated funds, borrowings under the revolving line of credit and trade credit from our suppliers.

      We use the following ratios as key indicators of our liquidity and working capital management:

                               DECEMBER 31,     JUNE 30,
                                  2004            2004
                               ------------    ----------
Working capital (1) (000s)      $  504,094     $  382,900
Current ratio                    2.56 to 1      2.52 to 1

(1) Working capital is total current assets less total current liabilities on our balance sheet. The current ratio is calculated by dividing total current assets by total current liabilities. As cash is collected on accounts receivable, it is used to immediately reduce long term debt.

      Our wholesale drug segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Working capital at December 31, 2004 had increased over June 30, 2004 levels as our inventory levels increased due to the normal seasonal inventory requirements and as the result of decreased sales in our national accounts trade class. The increase in inventory levels was partially offset by a corresponding increase in accounts payable associated with the inventory.

      Under our $600 million credit facility in effect at December 31, 2005, the total amount of loans and letters of credit outstanding at any time could not exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $600 million. Total credit available at December 31, 2004 was approximately $536 million, of which approximately $86 million was unused. The PBI acquisition and the increase in inventory levels account for the increase in outstanding long-term debt as the credit facility was used as the source of funds. The interest rate on the credit facility was based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 4.92% at December 31, 2004.

      We were in compliance with our debt covenants as of December 31, 2004. At this time, we project that we will be in compliance with the debt covenants for the next 12 months.

      On January 7, 2005, we entered into an amendment to our asset-based senior secured revolving credit facility. The amendment increases our available credit from $600 million to $635 million through the addition of a $35 million last-out tranche at LIBOR plus 5%. In addition, the term of the facility is extended by two years to March 2009 and includes an accordion feature that would allow us to expand the facility to $735 million. The interest rate on the credit facility continues to be based on the 30-day LIBOR rate plus a factor (2.25% at February 2, 2005) based on the excess availability under the facility. The credit facility contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and loans. We are required to meet a minimum fixed charge coverage ratio only if availability falls below certain levels. Availability represents the amount by which borrowing base collateral exceeds the utilized portion of the credit facility. We may use the funds provided under the credit facility for general corporate purposes, investments and acquisitions. The borrowings under the credit facility will continue to be reported as long-term debt in our financial statements.

      Net cash used in operating activities totaled $128.6 million for the six months ended December 31, 2004 with net cash used in operating activities of $223.2 million in the prior year. This decrease is primarily the result of lower accounts payable levels due to timing of payments partially offset by increases in inventory levels.

      We invested $2.2 million in capital assets in the six months ended December 31, 2004, compared with $2.4 million in the corresponding period of the prior year. Current year and prior year additions relate primarily to the expansion of our Cape Girardeau distribution center. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

      Net cash inflows provided by financing activities totaled $136.9 million for the six months ended December 31, 2004, with net cash provided by financing activities of $328.5 million for last year. This resulted from borrowings under our revolving line of credit related to the purchase of PBI and to support our inventory levels. Last year's results included the borrowings under our credit facility to purchase Walsh.

      Stockholders' equity decreased $1.8 million to $177.5 million at December 31, 2004, from $179.3 million at June 30, 2004, due to the net loss during the period. We believe that funds available under the credit facility, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.

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

NEW ACCOUNTING STANDARDS

      Refer to Note 14 of Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for a discussion of recently issued accounting standards. Our adoption of these new accounting standards did not have a material effect on our financial position or results of operations. In addition, the following new standards were issued recently.

      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our financial statements.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri ("Court") against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 30, 2004, United Food & Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan ("Local 655") filed a motion to become lead plaintiff. On October 5, 2004, the Court granted Local 655's motion appointing it lead plaintiff. On November 15, 2004, plaintiff filed an Amended Complaint against the Defendants and Richard Plotnick and Bristol-Myers Squibb Company. Bristol-Meyers Squibb and Mr. Plotnick have filed Motions to Dismiss based on statute of limitations and pleading deficiency grounds. On February 4, 2005, The Defendants filed a Motion to Dismiss based upon factual errors in plaintiff's pleadings and on the grounds that plaintiff failed to meet the Private Securities Litigation Reform Act threshold pleading requirements of adequate particularity and scienter. Defendants believe they have substantial meritorious defenses to the Complaint and, if their Motion to Dismiss is not granted, they intend to vigorously defend against the claims.

      There are various pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. However, there can be no assurance that these claims and lawsuits will not have such an impact.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Registrant's 2004 Annual Meeting of Stockholders was held on November 10, 2004.

      (b) Proxies were solicited by the Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all director nominees were elected to the class indicated in the proxy statement pursuant to the vote of the Registrant's stockholders.

      (c)   Matters voted upon at the Annual Meeting were as follows:

            1. Election of Mr. J. Hord Armstrong, Mr. Richard F. Ford and Mr. Thomas F. Patton as class III directors for a term expiring in 2007. The results of the stockholder voting were as follows:

                       For         Withheld
                   ----------      --------
Mr. Armstrong      12,424,281       907,742
Mr. Ford           12,461,296       870,727
Mr. Patton         12,469,442       862,581

            2. Appointment of KPMG LLP as independent auditors for fiscal 2005. The result of the stockholder voting was as follows:
                  13,202,694 for, 122,981 against, and 6,348 withheld.

ITEM 6.  EXHIBITS.

            See Exhibit Index on page 19.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   D & K HEALTHCARE RESOURCES, INC.

Date:  February 9, 2005        By: /s/ J. Hord Armstrong, III
                                   ------------------------------
                                     J.Hord Armstrong, III
                                     Chairman of the Board and
                                     Chief Executive Officer

                               By: /s/ Thomas S. Hilton
                                   --------------
                                     Thomas S. Hilton
                                     Senior Vice President
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       --------------------------------------------------------------
2.1*              Agreement and Plan of Merger dated as of October 21, 2003
                  between D & K Healthcare Resources, Inc., Walsh HealthCare
                  Solutions, Inc. and D & K Acquisition Corp, filed as an
                  exhibit to registrant's Current Report on Form 8-K dated
                  December 15, 2003.

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

10.1* Consent and Third Amendment to Sixth Amended and Restated Loan and Security Agreement, dated August 30, 2004, by and among Fleet Capital Corporation (individually and as Agent for
                  Lenders), registrant, Jewett Drug Co., Diversified Healthcare,
                  LLC, Medical & Vaccine Products, Inc., MYHCA, Inc., RxDirect,
                  Inc., Walsh Distribution, L.L.C., Walsh HealthCare Solutions,
                  Inc., and Walsh Heartland, L.L.C., filed as an exhibit to Form
                  10-Q dated November 9, 2004.

10.2* Seventh Amended and Restated Loan and Security Agreement, dated January 7, 2005, by and among Fleet Capital Corporation
                  (individually and as Agent for Lenders, registrant, D&K
                  Pharmacy Solutions, Inc., Diversified Healthcare, LLC, Jewett
                  Drug Co., Medical & Vaccine Products, Inc., Walsh HealthCare
                  Solutions, Inc., Walsh Distribution, LLC, and Walsh Heartland,
                  LLC, filed as an exhibit to Form 8-K dated January 10, 2005.

31.1**            Section 302 Certification of Chief Executive Officer.

31.2**            Section 302 Certification of Chief Financial Officer.

32**              Section 906 Certification of Chief Executive Officer and Chief
                  Financial Officer.

*      Incorporated by reference.

**     Filed herewith.