Form 10-Q
period 2005-03-31
D & K HEALTHCARE RESOURCES INC
filed 2005-05-09
CIK 888914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 [X] YES [ ] NO

      Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value               14,260,856
       ----------------------------             --------------
               (class)                          (May 03, 2005)

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

                                      Index

                                                                                 Page No.
                                                                                ----------
Part I. Financial Information

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of
                March 31, 2005 and June 30, 2004                                       3

                Condensed Consolidated Statements of Operations for the
                Three Months and Nine Months Ended March 31, 2005
                and March 31, 2004                                                     4

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended March 31, 2005 and March 31, 2004                    5

                Notes to Condensed Consolidated Financial Statements              6 - 11

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              12 - 16

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk            16

       Item 4.  Controls and Procedures                                               16

Part II. Other Information

       Item 1.  Legal Proceedings                                                     17

       Item 6.  Exhibits                                                              17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                                                                MARCH 31,     JUNE 30,
                                                                                                 2005         2004
                                                                                             -----------   ----------
                                                                                             (unaudited)
ASSETS

  Current Assets
     Cash, including restricted cash of $7,082 and $12,499, respectively                     $     7,082   $   12,499
     Receivables, net of allowance for doubtful accounts of $3,706 and $5,444,respectively       166,877      130,770
     Inventories                                                                                 431,219      461,295
     Other current assets                                                                         28,383       29,736
                                                                                             -----------   ----------
                  Total current assets                                                           633,561      634,300
  Property and Equipment, net of accumulated depreciation and amortization of
    $14,277 and $12,274, respectively                                                             23,679       24,494
  Other Assets                                                                                    19,282       14,298
  Goodwill, net of accumulated amortization                                                       72,197       64,233
  Other Intangible Assets, net of accumulated amortization                                         9,664        6,546
                                                                                             -----------   ----------
                  Total assets                                                               $   758,383   $  743,871
                                                                                             ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Current maturities of long-term debt                                                    $     2,504   $      676
     Accounts payable                                                                            273,620      219,580
     Accrued expenses                                                                             26,543       31,144
                                                                                             -----------   ----------
                  Total current liabilities                                                      302,667      251,400
  Long-term Liabilities                                                                            1,383        2,663
  Long-term Debt, excluding current maturities                                                   266,929      307,693
  Deferred Income Taxes                                                                            5,577        2,785
                                                                                             -----------   ----------
                  Total liabilities                                                              576,556      564,541
  Stockholders' Equity
     Common stock                                                                                    155          152
     Paid-in capital                                                                             127,742      125,552
     Accumulated other comprehensive loss                                                            161       (1,208)
     Deferred compensation - restricted stock                                                     (2,055)        (730)
     Retained earnings                                                                            68,050       67,790
     Less treasury stock                                                                         (12,226)     (12,226)
                                                                                             -----------   ----------
                  Total stockholders' equity                                                     181,827      179,330
                                                                                             -----------   ----------
                  Total liabilities and stockholders' equity                                 $   758,383   $  743,871
                                                                                             ===========   ==========

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
(In thousands, except per share data)                  MARCH 31,                    MARCH 31,
                                              --------------------------   ----------------------------
                                                   2005          2004           2005          2004
                                              ------------   -----------   ------------   -------------
Net Sales                                     $    923,850   $   833,933   $  2,492,364   $   1,823,426
Cost of Sales                                      889,705       798,756      2,409,033       1,750,706
                                              ------------   -----------   ------------   -------------
     Gross profit                                   34,145        35,177         83,331          72,720

Operating Expenses                                  22,740        21,436         66,618          50,471
                                              ------------   -----------   ------------   -------------
     Income from operations                         11,405        13,741         16,713          22,249

Other Income (Expense):
     Interest expense, net                          (5,421)       (4,502)       (14,933)         (9,980)
     Other, net                                       (130)         (107)           (14)            224
                                              ------------   -----------   ------------   -------------
                                                    (5,551)       (4,609)       (14,947)         (9,756)
                                              ------------   -----------   ------------   -------------
     Income before income tax provision, and
     minority interest                               5,854         9,132          1,766          12,493

Income Tax  Provision                               (2,301)       (3,561)          (707)         (4,872)
Minority Interest                                       --          (167)          (185)           (573)
                                              ------------   -----------   ------------   -------------
Net Income                                    $      3,553   $     5,404   $        874   $       7,048
                                              ============   ===========   ============   =============

Earnings Per Share - Basic                    $       0.25   $      0.39   $       0.06   $        0.51
                                              ============   ===========   ============   =============

Earnings Per Share - Diluted                  $       0.25   $      0.38   $       0.06   $        0.49
                                              ============   ===========   ============   =============

Basic common shares outstanding                     14,102        13,928         14,133          13,937
Diluted common shares outstanding                   14,182        14,108         14,240          14,144

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, (In thousands)

                                                                       2005         2004
                                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $      874   $    7,048
  Adjustments to reconcile net income to net cash
     flows from operating activities  --
       Depreciation and amortization                                     4,267        2,722
       Amortization of debt issuance costs                               1,277        1,224
       Deferred income taxes                                               519          394
       Increase in receivables, net                                    (35,553)     (13,553)
       Decrease (increase) in inventories                               30,076     (155,461)
       Decrease (increase) in other current assets                       2,030       (3,791)
       Increase (decrease) in accounts payable                          54,040       (2,699)
       (Decrease) increase in accrued expenses                          (4,970)       3,550
       Other, net                                                       (2,287)      (6,104)
                                                                    ----------   ----------
         Net cash flows provided by (used in) operating activities      50,273     (166,670)
                                                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for acquired company                                     (12,400)    (102,869)
    Purchases of property and equipment                                 (3,137)      (3,456)
                                                                    ----------   ----------
         Net cash flows used in investing activities                   (15,537)    (106,325)
                                                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Payments) borrowings under revolving line of credit, net          (38,873)     273,770
    Proceeds from secured financing                                        860           --
    Payments of long-term debt                                          (1,796)      (1,034)
    Payment of dividends                                                  (636)        (628)
    Proceeds from exercise of stock options                                292           --
    Cash dividends paid by affiliates                                       --         (390)
    Purchase of treasury stock                                              --         (816)
                                                                    ----------   ----------
       Net cash flows (used in) provided by financing activities       (40,153)     270,902
                                                                    ----------   ----------

       Decrease in cash                                                 (5,417)      (2,093)
Cash, beginning of period                                               12,499       14,301
                                                                    ----------   ----------
Cash, end of period                                                 $    7,082   $   12,208
                                                                    ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for  --
       Interest                                                     $   14,272   $    8,211
       Income taxes, net                                            $    2,447   $      432

The accompanying notes are an integral part of these statements.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

      D & K Healthcare Resources, Inc. (the "Company") is a full-service, regional wholesale drug distributor supplying customers from facilities in Missouri, Kentucky, Minnesota, Texas, Arkansas, and South Dakota. The Company distributes a broad range of pharmaceuticals and related products to its customers in 27 states primarily in the Midwest, Upper Midwest, and South. The Company focuses primarily on a target market sector, which includes independent retail, institutional, franchise, chain store and alternate site pharmacies. The Company also offers a number of proprietary information systems software products through two wholly owned subsidiaries, Tykon, Inc. ("Tykon") and VC Services, Inc. (dba Viking Computer Services)("Viking"). In addition, the Company owns Pharmaceutical Buyers, Inc. ("PBI"), a leading alternate-site group purchasing organization.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair representation have been included. The results of operations for the three-month and nine-month periods ended March 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.

      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2004 Annual Report to Stockholders.

NOTE 2. ACQUISITION

      On September 30, 2004, the Company completed the acquisition of the remaining 30% of PBI, a Colorado-based group purchasing organization for alternate-site providers whose members include long-term care providers, home infusion providers and medical equipment distributors. The purchase price was $12.4 million. The transaction resulted in recognition of $7.7 million of goodwill, which was assigned to the PBI segment. Of that amount, none is expected to be deductible for tax purposes. Intangible assets of $3.8 million were also recorded with a weighted-average life of approximately 15 years. The intangible assets that make up that amount include customer relationships of $3.2 million (15-year weighted-average useful life) and other assets of $0.2 million (10-year weighted-average useful life). In addition, $0.4 million of intangible assets were determined to have indefinite lives.

      On December 5, 2003, the Company acquired 100 % of the outstanding common stock of Walsh HealthCare Solutions, Inc. ("Walsh") of Texarkana, Texas. Walsh is a full-service pharmaceutical distributor with distribution centers located in San Antonio and Texarkana, Texas and Paragould, Arkansas. The results of Walsh have been included in the condensed consolidated financial statements since that date. The aggregate purchase price of $104.4 million in cash before consideration of cash acquired includes the repayment of all Walsh bank debt and other direct acquisition costs. The Company utilized its revolving credit facility to finance the transaction.

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

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim and annual reporting periods beginning on or after June 30, 2005. We continue to assess the potential impact that the adoption of SFAS No. 123(R) will have on our financial statements.

      The Company generally grants its stock options at exercise prices equal to the fair value of the underlying stock on the date of grant and, therefore, under APB Opinion No. 25, no compensation expense is recognized in the statements of operations.

      Had the Company recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the unaudited pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share amounts)                  Three Months Ended    Nine Months Ended
                                                                March 31,           March 31,
                                                          -------------------  ------------------
                                                            2005       2004      2005      2004
                                                          --------  ---------  ---------  -------
Net income  - as reported                                 $ 3,553   $  5,404   $    874   $ 7,048

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of tax                                                   (235)      (352)      (645)   (1,152)
                                                          -------   --------   --------   -------

Net income  - pro forma                                   $ 3,318   $  5,052   $    229   $ 5,896

Earnings per share:
     Basic - as reported                                  $  0.25   $   0.39   $   0.06   $  0.51
     Basic - pro forma                                    $  0.24   $   0.36   $   0.02   $  0.42
     Diluted - as reported                                $  0.25   $   0.38   $   0.06   $  0.49
     Diluted - pro forma                                  $  0.23   $   0.36   $   0.01   $  0.41

      These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

      Changes to goodwill and intangible assets during the nine-month period ended March 31, 2005 were:

(In thousands)                       Goodwill  Intangible Assets
                                    ---------  -----------------
Balance at June 30, 2004, net of
    accumulated amortization        $  64,233      $   6,546
Acquisition                             7,679          3,756
Adjustment to Walsh purchase price        285             --
Amortization expense                       --           (638)
                                    ---------      ---------
Balance at March 31, 2005, net of
accumulated amortization            $  72,197      $   9,664
                                    =========      =========

      Intangible assets totaled $9.7 million, net of accumulated amortization of $1.4 million, at March 31, 2005. Of this amount, $0.6 million represents intangible assets with indefinite useful lives, consisting primarily of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer or supplier relationships and licenses. Amortization expense for intangible assets is expected to approximate $0.8 million each year between 2005 and 2014 and $0.2 million from 2015 to 2018.

(In millions)                      Goodwill         Intangible Assets
                             --------------------  -------------------
                             March 31,   June 30,  March 31,  June 30,
                               2005        2004      2005       2004
                             ---------   --------  ---------  --------
SEGMENT:
Wholesale drug distribution  $    52.1   $   51.8  $     4.6  $    5.0
PBI                               18.7       11.0        5.1       1.5
Software                           1.4        1.4         --        --
                             ---------   --------  ---------  --------
     Total                   $    72.2   $   64.2  $     9.7  $    6.5
                             =========   ========  =========  ========

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

NOTE 5. EARNINGS PER SHARE

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. The reconciliation of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

(In thousands, except per share amounts)         Three Months ended March 31, 2005          Three Months ended March 31, 2004
                                             -----------------------------------------  -------------------------------------------
                                                Income          Shares       Per-share     Income           Shares        Per-share
                                             (Numerator)   (Denominator)(1)    Amount    (Numerator)   (Denominator)(1)    Amount
                                             ------------  ----------------  ---------  ------------   ----------------   ---------
Basic Earnings per Share:
Net income available to common stockholders  $      3,553       14,102       $    0.25  $      5,404         13,928       $    0.39

Effect of Diluted Securities:
Options                                                --           80                            --            180
Convertible securities                                 --           --                           (30)            --
                                             ------------       ------                  ------------         ------
Diluted Earnings per Share:
Net income available to common
stockholders plus assumed conversions        $      3,553       14,182       $    0.25  $      5,374         14,108       $    0.38
                                             ============       ======       =========  ============         ======       =========

(1)  Outstanding shares computed on a weighted-average basis

 (In thousands, except per share amounts)         Nine Months ended March 31, 2005            Nine Months ended March 31, 2004
                                             ------------------------------------------  -------------------------------------------
                                                Income          Shares        Per-share    Income            Shares        Per-share
                                             (Numerator)    (Denominator)(1)    Amount    (Numerator)    (Denominator)(1)   Amount
                                             -------------  ----------------  ---------  -------------   ----------------  ---------
Basic Earnings per Share:
Net income available to common stockholders  $        874        14,133       $    0.06  $       7,048        13,937       $    0.51

Effect of Diluted Securities:
Options                                                --           107                             --           207
Convertible securities                                (66)           --                           (147)           --
                                             ------------   -----------                  -------------        ------
Diluted Earnings per Share:
Net income available to common
stockholders plus assumed conversions        $        808        14,240       $    0.06  $       6,901        14,144       $    0.49
                                             ============   ===========       =========  =============        ======       =========

(1)  Outstanding shares computed on a weighted-average basis

      As of March 31, 2005 and 2004, stock options to purchase 1.5 million and
1.3 million shares, respectively, were not dilutive and therefore not included in the diluted earnings per share calculation.

NOTE 6. COMPREHENSIVE INCOME

      The Company's comprehensive income consists of net income and the net change in value of cash flow hedge instruments as follows: (in thousands)

                                                 Three Months Ended   Nine Months Ended
                                                     March 31,            March 31,
                                                -------------------  ------------------
                                                  2005      2004       2005      2004
                                                --------  ---------  --------   -------
Net income                                      $  3,553  $   5,404  $    874   $ 7,048
Change in value of cash flow hedge, net of tax       766         18     1,369       375
                                                --------  ---------  --------   -------
Total comprehensive income                      $  4,319  $   5,422  $  2,243   $ 7,423
                                                ========  =========  ========   =======

NOTE 7. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, such as standby letters of credit and other guarantees, which are not reflected in the accompanying balance sheets. At March 31, 2005, the Company was party to standby letters of credit of approximately $15.8 million and was the guarantor of certain customer obligations totaling approximately $0.2 million. Management does not expect any material losses to result from these off-balance-sheet items.

      The Company has entered into an agreement with Parata Systems, LLC ("Parata") to become the exclusive distributor of their robotic dispensing system ("RDS") for independent and regional pharmacies in a 23-state region and Puerto Rico. The Parata RDS is specifically designed to meet the needs of retail pharmacies by automating up to 150 prescriptions per hour. The RDS uses a bar-coded maintenance system to ensure accuracy and eliminate potential for operator error. The Parata RDS can be a significant tool to increase efficiency, effectiveness and accuracy, and provide pharmacists with more time for interaction with patients. As part of the agreement, the Company has committed to purchase machines during a period that ends June 2006. At March 31, 2005, the remaining purchase commitment was approximately $20 million. In addition, the Company had approximately $21 million of inventory and approximately $6 million of deposits recorded as assets at March 31, 2005. While the Company can not guarantee that all Parata inventory will be sold in the next 12 months, it is shown as a current asset as of March 31, 2005.

      The Company announced the closure of its Paragould, Arkansas and Owensboro, Kentucky distribution centers and the transfer of their sales to other locations. The Company anticipates the closure costs for these two facilities to approximate $0.5 million, the majority of which will be incurred in the quarter ending June 30, 2005.

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri ("Court") against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 30, 2004, United Food & Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan ("Local 655") filed a motion to become lead plaintiff. On October 5, 2004, the Court granted Local 655's motion appointing it lead plaintiff. The lead plaintiff seeks to represent a class consisting of all investors trading in the Company's common stock during the class periods from August 10, 2000 to September 16, 2002. The lead plaintiff is seeking to recover compensatory damages incurred during the class period as well as costs, fees and expenses. On November 15, 2004, lead plaintiff filed an Amended Complaint against the Defendants, Bristol-Myers Squibb Company and a former employee of the Company. On February 4, 2005, the Defendants filed a Motion to Dismiss on the grounds that lead plaintiff failed to meet the Private Securities Litigation Reform Act threshold pleading requirements of adequate particularity and scienter. Bristol-Myers Squibb and the former employee filed separate Motions to Dismiss based on statute of limitations and pleading deficiency grounds. Plaintiff has responded to these Motions to Dismiss and oral argument is scheduled for May 20, 2005. Defendants believe they have substantial meritorious defenses to the Complaint and, if their Motion to Dismiss is not granted, they intend to vigorously defend against the claims.

      There are various other pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these other claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. However, there can be no assurance that these claims and lawsuits will not have such an impact.

NOTE 8. LONG-TERM DEBT

      The Company is party to a $635 million asset-based senior secured revolving credit facility. Under the credit facility, the total amount of loans and letters of credit outstanding at any time may not exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $635 million. Total credit available at March 31, 2005 was approximately $410 million of which approximately $135 million was unused. The interest rate on the credit facility is based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 5.13% at March 31, 2005. The facility expires in March 2009 and contains no subjective acceleration provision, and therefore, the related debt has been classified as long-term in the Company's financial statements. The Company is required to meet a minimum fixed charge coverage ratio only if availability falls below certain levels. Availability is currently in excess of these levels and the Company projects that it will remain so for the next 12 months. Availability represents the amount by which borrowing base collateral exceeds the utilized portion of the credit facility.

NOTE 9. BUSINESS SEGMENTS

      Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three identifiable business segments:
Wholesale Drug Distribution, the Company's interest in PBI, and Software/Other. Two wholly owned software subsidiaries, Tykon and Viking, and D & K Pharmacy Solutions constitute the Software/Other segment. Viking markets a pharmacy management software system and Tykon developed and markets a proprietary PC-based order entry/order confirmation system to the drug distribution industry. D&K Pharmacy Solutions provides additional services to pharmacy customers, including the marketing and distribution of Parata robotic dispensing systems.

      Though the Wholesale Drug Distribution segment operates from several different facilities, the nature of its products and services, the types of customers and the methods used to distribute its products are similar, and thus they have been aggregated for presentation purposes. The Company operates principally in the United States.


(In thousands)             For The Three Months Ended       For the Nine Months Ended
                         ------------------------------  -------------------------------
                         March 31, 2005  March 31, 2004  March 31, 2005   March 31, 2004
                         --------------  --------------  --------------  ---------------
Net Sales -
     Wholesale drug
distribution             $      920,401  $      831,071  $   2,481,992   $     1,813,795
     PBI                          2,370           2,100          6,977             6,697
     Software/Other               1,079             762          3,395             2,934
                         --------------  --------------  -------------   ---------------
          Total          $      923,850  $      833,933  $   2,492,364   $     1,823,426

Gross Profit -
     Wholesale drug
distribution             $       31,123  $       32,422  $      74,362   $        63,690
     PBI  (1)                     2,370           2,100          6,977             6,697
     Software/Other                 652             655          1,992             2,063
                         --------------  --------------  -------------   ---------------
          Total          $       34,145  $       35,177  $      83,331   $        72,720

Pre-tax income (loss) -
     Wholesale drug
distribution             $        4,598  $        8,060  $      (2,032)  $         8,560
     PBI                          1,147              87          3,385             3,043
     Software/Other                 109             194            413               890
                         --------------  --------------  -------------   ---------------
          Total          $        5,854  $        9,132  $       1,766   $        12,493

(1) Cost of operations recorded by PBI for the three months ended March 31, 2005 and 2004 of $1.2 million and $1.2 million, respectively, has been classified as operating expenses in the Company's Condensed Consolidated Statements of Operations. For the nine months ended March 31, 2005 and 2004, cost of operations recorded by PBI of $3.3 million and $3.4 million, respectively, has been classified as operating expenses in the Company's Condensed Consolidated Statements of Operations.

      Total assets have not changed significantly from the Company's 2004 Annual Report. There are no other differences in the basis of segmentation or in the basis of measurement of segment profit or loss.

NOTE 10. SUBSEQUENT EVENT

      On May 5, 2005, a customer with an account balance of $2.3 million on that date, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the current time, it is not possible to estimate what portion of this balance, if any, will be uncollectible.

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion below is concerned with material changes in financial condition and results of operations in our condensed consolidated balance sheets as of March 31, 2005 and June 30, 2004, and in the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2005 and March 31, 2004, respectively. We recommend that this discussion be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2004 Annual Report to Stockholders.

FORWARD LOOKING STATEMENTS

      Certain statements in this document regarding future events, prospects, projections or financial performance are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Such forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those currently anticipated due to a number of factors including, without limitation, the changing business and regulatory environment of the healthcare industry in which we operate, including manufacturers' pricing or distribution policies or practices, the competitive nature of the wholesale pharmaceutical distribution industry with many competitors having substantially greater resources than us, our ability to maintain or improve our operating margins with the industry's competitive pricing pressures, our customers and suppliers generally having the right to terminate or reduce their purchases or shipments on relatively short notice, changes in our prime vendor status with cooperative purchasing groups, the availability of investment purchasing opportunities, the loss of one or more key suppliers for which alternative sources may not be available, changes in private and governmental reimbursement or in the delivery systems for healthcare products, changes in interest rates, our ability to complete and integrate acquisitions successfully, and other factors set forth in reports and other documents we file with the Securities and Exchange Commission from time to time. The reader should not place undue reliance on forward looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements.

RECENT TRENDS AND EVENTS

      Sales in the national accounts trade class fell below expectations in the first nine months of fiscal 2005, as fewer than anticipated product price increases enacted by pharmaceutical manufacturers resulted in lower activity in this trade class. Changes in manufacturers' inventory management practices resulting in reduced availability of product also impacted revenues in this trade class.

      Fewer than anticipated product price increases also resulted in lower gross profit margin in the independent and regional pharmacies trade class during the third quarter and first nine months of fiscal 2005. However, during this period sales trends in this trade class show continued growth that partially offset the effect of lower gross profit margins. We believe this sales growth reflects improved regional and independent retail pharmacy industry sales trends in our service territory and the impact of new business.

      Changing behavior on the part of pharmaceutical manufacturers is impacting, and will continue to impact, how distributors generate earnings. Three important changes we have noted include changes in the timing of product price increases, tightening of control over inventory in the distribution channel resulting in fewer opportunities to purchase inventory from sources other than the original manufacturer, and a transition to "fee for service" compensation models which generally reduce the ability to accumulate inventory positions ahead of price increases. With these changes and with others likely over time, we expect that our business model and earnings growth will evolve to reflect that of our core business. We refer to our "core" operations as the combination of our "independent and regional pharmacies" trade class and the "other healthcare providers" trade class. Customers in both of these classes of trade rely on us as their primary pharmaceutical and over-the-counter products supplier. We have taken several important steps to position D & K for change in pharmaceutical manufacturers' behavior. We have strengthened and broadened our core business through the acquisition of Walsh HealthCare Solutions ("Walsh"). In

April, we opened a new distribution center in Birmingham, Alabama to increase our presence in the growing Southeast market. We have positioned our national accounts business with a flexible cost structure with minimal fixed costs so that we can maintain a presence and take advantage of opportunities if and when they exist. In an effort to streamline our cost structure, we have announced the closure of our Paragould, Arkansas and Owensboro, Kentucky distribution centers and the transfer of their sales to other locations. We anticipate the closure costs for these two facilities to approximate $0.5 million, the majority of which will be incurred in the quarter ending June 30, 2005. We also anticipate continued industry consolidation, which may provide additional acquisition opportunities.

      The current industry environment makes it difficult to forecast the timing of sales from national accounts. Factors such as changes in manufacturers' inventory management practices, changes in product pricing practices, and the transition from a "buy and hold" industry model to a "fee for service" model, are all making future results more difficult to project.

      On May 5, 2005, a customer with an account balance of $2.3 million on that date, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the current time, it is not possible to estimate what portion of this balance, if any, will be uncollectible.

RESULTS OF OPERATIONS

      NET SALES Net sales increased $89.9 million to $923.9 million, or 10.8%, for the three months ended March 31, 2005, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $180.9 million to $722.2 million, or 33.4%, compared to the prior year period. The majority of the increase related to new business and same store growth. National accounts sales decreased $92.4 million to $168.8 million, or 35.4%, compared to the prior year period primarily due to changes in manufacturers' inventory management practices resulting in reduced availability of product for sale. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will continue to decline.

      Net sales increased $669.0 million to $2,492.4 million, or 36.7%, for the nine months ended March 31, 2005, compared to the corresponding period of the prior year. Sales to independent and regional pharmacies increased $801.8 million to $2,059.7 million, or 63.7%, compared to the prior year period. Approximately 47% of the increase related to Walsh sales during the first six months of fiscal 2005 which were not realized during the comparable period. The majority of the remaining increase related to new business and same store growth. National accounts sales during the first nine months of fiscal 2005 decreased $139.6 million to $333.3 million, or 29.5%, compared to the prior year period primarily due to fewer product price increases enacted by pharmaceutical manufacturers and changes in pharmaceutical manufacturers' inventory management practices that reduced the availability of attractively priced purchase opportunities. We provide our national accounts customers bulk pharmaceuticals that we purchase, if available, on favorable terms from the manufacturers. If we are unable to obtain bulk inventory on favorable terms, our sales in this area will continue to decline.

      GROSS PROFIT Gross profit decreased $1.0 million to $34.1 million, or 2.9%, and gross margin decreased from 4.22% to 3.70% for the quarter ended March 31, 2005, compared to the corresponding period of the prior year. Gross profit for the wholesale drug distribution segment decreased $1.3 million to $31.1 million, or 4.0%, and gross margin decreased from 3.90% to 3.38% for the third quarter of fiscal 2005 compared to the corresponding period of the prior year. The decreases in gross profit were due to lower national accounts sales and continued pricing pressure on new and existing business partially offset by the additional new business and same store growth. The reductions in gross margin percentages were due to lower price increases than last year and the competitive market environment.

      Gross profit increased $10.6 million to $83.3 million, or 14.6%, and gross margin decreased from 3.99% to 3.34% for the nine months ended March 31, 2005, compared to the corresponding period of the prior year. Gross profit for the wholesale drug distribution segment increased $ 10.7 million to $74.4 million, or 16.9%, and gross margin decreased from 3.51% to 3.00% for the first nine months of fiscal 2005 compared to the year ago period. The increases in gross profit were due to the addition of Walsh and additional sales related to new business and same store growth, which were partially offset by lower national accounts sales driven by fewer product price increases and continued pricing pressure on new and existing business. In addition, last year's results included a legal settlement totaling $0.8 million (0.09% as a percent of net sales) that reduced cost of sales. The reductions in gross margin percentages were primarily due to fewer price increases by manufacturers during the first six months of fiscal 2005 and the price increases which did occur for the nine-month period were, on average, lower than last year.

      OPERATING EXPENSES Operating expenses (including depreciation and amortization) increased $1.3 million to $22.7 million, or 6.1%, for the three months ended March 31, 2005, compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.46%, a 11 basis point decrease from the comparable period of the prior year. The increase in operating expenses resulted primarily from higher sales and the costs relating to the new facility in Alabama. The lower ratio of operating expenses to net sales related to the increase in sales.

      Operating expenses (including depreciation and amortization) increased $16.1 million to $66.6 million, or 32.0%, for the nine months ended March 31, 2005 compared to the corresponding period of the prior year. The ratio of operating expenses to net sales was 2.67%, a 10 basis point decrease from the comparable period of the prior year. The increase in operating expenses resulted primarily from the inclusion of Walsh-related operating expenses during the first six months of fiscal 2005 and higher costs associated with the increase in sales. The ratio of operating expense to net sales decreased due to the increase in sales.

      INTEREST EXPENSE, NET Net interest expense increased $0.9 million to $5.4 million, or 20.4%, for the three months ended March 31, 2005, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.59% from 0.54% compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing rates.

      Net interest expense increased $5.0 million to $14.9 million, or 49.6%, for the nine months ended March 31, 2005, compared to the corresponding period of the prior year. As a percentage of net sales, net interest expense increased to 0.60% from 0.55% compared to the corresponding period of the prior year. The increase in net interest expense was primarily the result of higher average borrowing levels driven by financing higher average investment in inventory, the Walsh acquisition and a higher average borrowing rate.

      INCOME TAX BENEFIT (PROVISION) Our effective income tax rate was 39.3% for the three months ended March 31, 2005, and 40.0% for the nine months ended March 31, 2005, slightly higher than the 39% for the corresponding period of the prior year. These rates were different from the statutory blended federal and state rates primarily because of the impact of state income taxes.

      PBI Net sales at PBI were $2.4 million for the three months ended March 31, 2005, up $0.3 million from the corresponding period of the prior year. For the nine months ended March 31, 2005, PBI's net sales were $7.0 million, which was up $0.3 million from the year ago period. Gross profit generated by PBI as a percentage of our total gross profit increased from 6.0% to 6.9% for the three months ended March 31, 2005, and decreased from 9.2% to 8.4% for the nine months ended March 31, 2005, as a result of our lower overall gross profit for the quarter but higher overall gross profit for the nine months. PBI recorded pre-tax earnings of $1.1 million for the three months ended March 31, 2005, up $0.3 million from the corresponding period of the prior year pre-tax earnings of $3.4 million for the nine months ended March 31, 2005, also up $0.3 million compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

      We generally meet our working capital requirements through a combination of internally generated funds, borrowings under the revolving line of credit and trade credit from our suppliers.

      We use the following ratios as key indicators of our liquidity and working capital management:

                             MARCH 31,   JUNE 30,
                               2005        2004
                            ----------  ----------
Working capital (1) (000s)  $  330,894  $  382,900
Current ratio                2.09 to 1   2.52 to 1

(1) Working capital is total current assets less total current liabilities on our balance sheet. The current ratio is calculated by dividing total current assets by total current liabilities. As cash is collected on accounts receivable, it is used to immediately reduce long term debt.

      Our wholesale drug segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Working capital at March 31, 2005 decreased compared to June 30, 2004 levels as our inventory levels decreased due to reduced availability of investment buying opportunities from manufacturers. An increase in accounts payable associated with the timing of payments for inventory also factored into the reduction in working capital. This was partially offset by an increase in receivables tied to higher third quarter sales.

      Under our $635 million credit facility in effect at March 31, 2005, the total amount of loans and letters of credit outstanding at any time could not exceed the lesser of an amount based on percentages of eligible receivables and inventories (the borrowing base formula) and $635 million. Total credit available at March 31, 2005 was approximately $410 million, of which approximately $135 million was unused. The interest rate on the credit facility was based on the 30-day London Interbank Offering Rate (LIBOR) plus a factor based on certain financial criteria. The interest rate was 5.13% at March 31, 2005.

      The Company is required to meet a minimum fixed charge coverage ratio only if availability falls below certain levels. Availability is currently in excess of these levels and the Company projects that it will remain so for the next 12 months. Availability represents the amount by which borrowing base collateral exceeds the utilized portion of the credit facility.

      Net cash provided by operating activities totaled $50.3 million for the nine months ended March 31, 2005, compared to net cash used in operating activities of $166.7 million for the prior year period. The fiscal 2005 result arises primarily from the impact of the normal seasonal sell down of inventory and the effect of the changing business model while the results from fiscal 2004 were driven by increases in inventory to support our growth.

      We invested $3.1 million in capital assets in the nine months ended March 31, 2005, compared with $3.5 million in the corresponding period of the prior year. Current year additions relate primarily to normal replacement items and prior year additions relate primarily to the expansion of our Cape Girardeau distribution center. We believe that continuing investment in capital assets is necessary to achieve our goal of improving operational efficiency, thereby enhancing our productivity and profitability.

      Net cash inflows used in financing activities totaled $40.2 million for the nine months ended March 31, 2005, with net cash provided by financing activities totaled $270.9 million for the corresponding period of the prior year. Results for fiscal 2005 related to our ability to reduce the revolving credit agreement as a result of the inventory reductions associated with the changing business model. Fiscal 2004 results included the borrowings under our credit facility to purchase Walsh.

      We have entered into an agreement with Parata that includes a commitment to purchase machines during a period that ends June 2006. At March 31, 2005, the remaining purchase commitment was approximately $20 million. In addition, we had approximately $21 million of inventory and approximately $6 million of deposits recorded as assets at March 31, 2005. While we can not guarantee that all Parata inventory will be sold in the next 12 months, it is shown as a current asset as of March 31, 2005.

      Stockholders' equity increased $2.5 million to $181.8 million at March 31, 2005, from $179.3 million at June 30, 2004, due to net income during the first nine months of fiscal 2005. We believe that funds available under the credit facility, together with internally generated funds, will be sufficient to meet our capital requirements for the foreseeable future.

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

NEW ACCOUNTING STANDARDS

      Refer to Note 14 of Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for a discussion of recently issued accounting standards. Our adoption of these new accounting standards did not have a material effect on our financial position or results of operations. In addition, the following new standard was issued recently.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim and annual reporting periods beginning on or after June 15, 2005. We continue to assess the potential impact that the adoption of SFAS No. 123(R) will have on our financial statements.

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

                D & K HEALTHCARE RESOURCES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On February 5, 2004, an individual named Gary Dutton filed a complaint in the United States District Court for the Eastern District of Missouri ("Court") against the Company and its Chief Executive, Operating and Financial Officers ("Defendants") asserting a class action for alleged breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 30, 2004, United Food & Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan ("Local 655") filed a motion to become lead plaintiff. On October 5, 2004, the Court granted Local 655's motion appointing it lead plaintiff. The lead plaintiff seeks to represent a class consisting of all investors trading in the Company's common stock during the class periods from August 10, 2000 to September 16, 2002. The lead plaintiff is seeking to recover compensatory damages incurred during the class period as well as costs, fees and expenses. On November 15, 2004, lead plaintiff filed an Amended Complaint against the Defendants, Bristol-Myers Squibb Company and a former employee of the Company. On February 4, 2005, the Defendants filed a Motion to Dismiss on the grounds that lead plaintiff failed to meet the Private Securities Litigation Reform Act threshold pleading requirements of adequate particularity and scienter. Bristol-Myers Squibb and the former employee filed separate Motions to Dismiss based on statute of limitations and pleading deficiency grounds. Plaintiff has responded to these Motions to Dismiss and oral argument is scheduled for May 20, 2005. Defendants believe they have substantial meritorious defenses to the Complaint and, if their Motion to Dismiss is not granted, they intend to vigorously defend against the claims.

      There are various other pending claims and lawsuits arising out of the normal course of the Company's business. In the opinion of management, the ultimate outcome of these other claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company. However, there can be no assurance that these claims and lawsuits will not have such an impact.

ITEM 6. EXHIBITS.

               See Exhibit Index on page 18.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                D & K HEALTHCARE RESOURCES, INC.

Date: May 9, 2005                         By: /s/ J. Hord Armstrong, III
                                              ----------------------------------
                                                     J. Hord Armstrong, III
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                          By: /s/ Thomas S. Hilton
                                              ----------------------------------
                                                     Thomas S. Hilton
                                                     Senior Vice President
                                                     Chief Financial Officer
                                                     (Principal Financial &
                                                     Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      ------------------------------------------------------------------------------------------
2.1*             Agreement and Plan of Merger dated as of October 21, 2003 between D & K Healthcare
                 Resources, Inc., Walsh HealthCare Solutions, Inc. and D & K Acquisition Company, filed as an exhibit to registrant's Current Report on Form 8-K dated December 15, 2003.

3.1*             Restated Certificate of Incorporation, filed as an exhibit to registrant's Registration
                 Statement on Form S-1 (Reg. No. 33-48730).

3.2*             Certificate of Amendment to the Restated Certificate of Incorporation of D & K Wholesale
                 Drug, Inc., filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

3.3*             Certificate of Designations for Series B Junior Participating Preferred Stock of D & K
                 Healthcare Resources, Inc., filed as an exhibit to the registrant's Quarterly Report on
                 Form 10-Q for the quarter ended March 31, 2001.

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

4.1*             Form of certificate for Common Stock, filed as an exhibit to registrant's Registration
                 Statement on Form S-1 (Reg. No. 33-48730).

4.2*             Form of Rights Agreement dated as of November 12, 1998 between registrant and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit B the form of Right
                 Certificate, filed as an exhibit to to registrant's Current Report on Form 8-K dated
                 November 17, 1998.

31.1**           Section 302 Certification of Chief Executive Officer.

31.2**           Section 302 Certification of Chief Financial Officer.

32**             Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

* Incorporated by reference.

** Filed herewith.